Form 10-K
period 2016-03-31
ABAXIS INC
filed 2016-05-31
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016

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
Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2015, the last business day of the second fiscal quarter, based upon the closing price of such stock on the NASDAQ Global Select Market on September 30, 2015, was $701,046,000. For purposes of this disclosure, 6,780,000 shares of common stock held by persons who hold more than 10% of the outstanding shares of the registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of May 26, 2016, there were 22,500,000 shares of the registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2016

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial condition, our business strategy and plans, and our objectives for our business, are forward-looking statements. The words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, our ability to compete effectively, market acceptance of our products, fluctuations in our quarterly results of operations and difficulty in predicting future results, the performance of our independent distributors and our ability to manage their inventory levels effectively, expansion of our sales, marketing and distribution efforts, our dependence on Abbott Point of Care, Inc., (“Abbott”) for our U.S. medical sales, our dependence on certain sole or limited source suppliers, the effect of exchange rate fluctuations on international operations, dependence on key personnel, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties and other risks detailed under “Risk Factors” in this Annual Report on Form 10-K.

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

When used in this report, the terms “we,” “us,” “our,” “the Company” and “Abaxis” refer to Abaxis, Inc. and our subsidiaries. Our fiscal year ends on March 31, and accordingly, the terms “fiscal 2016,” “fiscal 2015” and “fiscal 2014” in this report refer to the years ended March 31, 2016, 2015 and 2014, respectively.

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

We have reclassified the assets and liabilities of AVRL as discontinued operations on our consolidated balance sheets for all periods presented and the results of operations of AVRL as discontinued operations on our consolidated statements of income for all periods presented.

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

Medical Market

Customer Base

Our products sold to the medical market are used by a diverse range of medical specialties requiring accurate, real time results to enable rapid clinical decisions in the area of human diagnostics. The current customer focus of our medical products include: physicians’ office practices across multiple specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies, hospital laboratories, military installations (ships, field hospitals and mobile care units) pharmaceutical clinical trials and cruise ship lines. Revenues in the medical market accounted for 17%, 17% and 17% of our total revenues for fiscal 2016, 2015 and 2014, respectively.

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

Veterinary Market

Customer Base

In the veterinary market, our VetScan products serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Revenues in the veterinary market accounted for 81%, 81% and 81% of our total revenues for fiscal 2016, 2015 and 2014, respectively.

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

We currently purchase substantially all of the VetScan Rapid Tests from SA Scientific Co. in the United States.

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

Sales and Marketing

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. We primarily sold our veterinary reference laboratory diagnostic and consulting services in the United States through our direct sales force. Our sales force is primarily located in the United States. Abaxis Europe GmbH, our wholly-owned subsidiary in Germany, markets and distributes diagnostic systems for medical and veterinary uses in the European and Asia Pacific markets. Sales and marketing expenses were $42.5 million, $42.1 million and $34.7 million, or 19%, 21% and 21% of our total revenues in fiscal 2016, 2015 and 2014, respectively. Starting in the third quarter of fiscal 2015, Abaxis UK, our wholly-owned subsidiary in the United Kingdom, distributes laboratory instrumentation and consumables to the veterinary profession in the United Kingdom. Abaxis UK was formed by our acquisition of Quality Clinical Reagents Limited and Trio Diagnostics (Ireland) Ltd in November 2014.

Distribution within North America

Medical Market

For our products in the human medical market, we employ primarily independent distributors to market our products. Starting in January 2013, we transitioned the majority of our medical product sales to Abbott as our exclusive distributor in the medical market. Pursuant to our Exclusive Agreement with Abbott (the “Abbott Agreement”), Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzers and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong). Effective September 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States. Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date. Abbott accounted for 10%, 11% and 10% of our total worldwide revenues in fiscal 2016, 2015 and 2014, respectively.

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

Veterinary Market

For our products in the veterinary market, we employ a combination of direct sales and independent distributors. Veterinarians are served typically by local distributors, some with national affiliations. We work with various independent distributors to sell our instruments and consumable products. In the United States, our distributors include, among others, Henry Schein Animal Health, Merritt Veterinary Supplies, Inc., MWI Veterinary Supply, Inc. (“MWI”), Northeast Veterinary Supply, Patterson Companies, Inc. (including both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International in our second quarter of fiscal 2016), Penn Veterinary Supply, Inc. and Western Medical Supply, Inc. In Canada, our distributors of veterinary products include Associated Veterinary Purchasing Co. Ltd., CDMV, Midwest Veterinary Purchasing Cooperative Ltd., Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited. In September 2012, we entered into a non-exclusive distributor agreement with MWI. MWI accounted for 20%, 19% and 19% of our total worldwide revenues in fiscal 2016, 2015 and 2014, respectively.

In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (VCA), a veterinary hospital chain in North America that operates more than 700 animal hospitals. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America. Additionally, in May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospital, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we will provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in early fiscal 2017.

Distribution Outside of North America

Our medical and veterinary products are sold worldwide. For reporting purposes, we organize our operations outside of North America as follows: Europe and Asia Pacific and rest of the world. International revenues accounted for approximately 20%, 19% and 22% of our revenues in fiscal 2016, 2015 and 2014, respectively. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Internationally, we use primarily distributors who offer our medical or veterinary diagnostic products in certain countries and markets. Our international sales and marketing objectives include identifying and defining the market segments in each country by product and then focusing on specific objectives for each segment in each country. These specific objectives include modification and expansion of distribution and distributor training and monitoring to ensure the attainment of sales goals.

We currently have distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products. A discussion of the risks associated with our international revenues is included in Item 1A of this Annual Report. Revenues in Europe accounted for 14%, 15% and 17% of our total revenues for fiscal 2016, 2015 and 2014, respectively. Revenues in Asia Pacific and rest of the world accounted for 6%, 4% and 5% of our total revenues for fiscal 2016, 2015 and 2014, respectively.

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

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products. Under our amended equipment manufacturing agreement with SMB effective January 2014, we have annual purchase requirements on the VSpro specialty analyzers and related cartridges during each calendar year from 2014 through 2016.

•	i-STAT Analyzers and Cartridges: The VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products. We are subject to minimum purchase and minimum sales requirement if we want to maintain as an exclusive distributor of the related products. The initial term of the agreement ended in December 2014. After this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party.

•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier, SA Scientific Co., located in the United States.

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

Our principal competitors in the point-of-care human medical diagnostic market are Alere Switzerland GmbH, Alfa Wassermann S.P.A., Ortho-Clinical Diagnostics, Inc. and F. Hoffmann-La Roche Ltd. Additionally, in certain segments of the human medical diagnostic market, we compete with Abbott’s i-STAT division. Many of our competitors in the human medical diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.

Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Idexx has a larger veterinary product and service offering and larger sales infrastructure than we do and a well-established brand name.

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

As of March 31, 2016, we currently have received FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 16 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification process. The FDA may disagree with our assessment and require us to seek PMA approval or require us to meet significant postmarketing requirements.

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

Our research and development expenses, which consist of personnel costs, consulting expenses and materials and related expenses, were $18.4 million, $16.3 million and $13.6 million, or 8%, 8% and 8% of our total revenues, in fiscal 2016, 2015 and 2014, respectively. Research and development expense as a percentage of total revenues remained consistent over the same periods, reflecting our continued commitment to invest in long-term growth opportunities.

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

We have pursued the development of a patent portfolio to protect our proprietary technology. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, trademarks, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. As of March 31, 2016, 80 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 44 patents have been issued and 16 patents are currently active. The expiration dates of our active patents with the United States Patent and Trademark Office range from December 2017 to October 2034. In addition, we have 7 issued and active foreign patents and 38 foreign patent applications pending, of which three are Patent Cooperation Treaty international applications to be filed nationally in foreign countries.

Some of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based on the sales of products containing the licensed technology. From January 2009 to February 2015, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace from Alere. The license agreement enabled us to develop and market products under rights from Alere in the animal health and laboratory animal research markets. In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $0.5 million to $1.0 million per year, which fee was creditable against any royalties due during such calendar year. The royalties, if any, were payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. Effective February 2015, we terminated our license agreement with Alere as the licensed patents that we used had expired.

Employees

As of March 31, 2016, we had 549 full-time employees. None of our employees are covered by a collective bargaining agreement and we consider our relations with our employees to be good.

Geographic Information

For a description of our revenue and long-lived assets by geographic location, see Note 20 of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Our principal competitors in the point-of-care human medical diagnostic market are Alere, Alfa Wassermann S.P.A., Ortho-Clinical Diagnostics, Inc. and F. Hoffmann-La Roche Ltd. Additionally, in certain segments of the human medical diagnostic market, we compete with Abbott’s i-STAT division. Many of our competitors in the human medical diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.

Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Idexx has a larger veterinary product and service offering than we do and a large sales infrastructure network and well-established brand name. Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete more effectively in these markets.

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

We are not able to accurately predict our sales in future quarters. Our revenues in the medical and veterinary markets are derived primarily by selling to distributors that resell our products to the ultimate user. While we are better able to predict sales of our reagent discs and other consumable products, as we sell these discs primarily for use with our instruments that we sold in prior periods, we generally are unable to predict with much certainty sales of our instruments, as we typically sell our instruments to new users or as an upgrade for to our existing customers, which can fluctuate on a quarterly basis. We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

The sales cycle for our products can fluctuate, which may cause revenue and results of operations to vary significantly from period to period. We believe this fluctuation is primarily due (i) to seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors and (iii) on the purchasing requirements of the U.S. government to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful. In the future, our periodic results of operations may vary significantly depending on, but not limited to, a number of factors, including:

•	new product or service announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	the sales performance of our independent distributors;

•	excess inventory levels and inventory imbalances at our independent distributors;

•	our ability to develop, introduce and market new products or services on a timely basis, or at all;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of sales among our instruments and consumable products;

•	the amount of our research and development, sales and marketing and general and administrative expenses; and

•	changes in our strategies.

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

A failure to manage the inventory levels of our distributors effectively could adversely affect our revenues, gross margins and results of operations.

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

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets. We currently rely on distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, Mexico, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country. We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

In the United States, we rely on Abbott as our exclusive distributor in certain medical markets to sell our products. Our dependency on Abbott means that any failure to successfully develop products and maintain this relationship could adversely affect our business, financial condition and results of operations.

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

We use several key components that are currently available from limited or sole sources as discussed below.

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from our single source supplier, Hamamatsu Corporation. Our analyzers also use a printer that is primarily made by Advanced Printing Systems. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Reagent Discs: Two injection-molding manufacturers, C. Brewer Co., a division of Balda AG, and Nypro, Inc., a subsidiary of Jabil Circuit, currently make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the reagents and dry reagent chemistry beads that are either inserted in our reagent discs, lateral flow rapid tests or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics, Sigma Aldrich Inc. and Toyobo Specialties.

We market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: Our VetScan i-STAT analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products.

•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier, SA Scientific Co., located in the United States.

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

The human diagnostic market is fragmented, heavily regulated and constantly changing. Our limited sales, marketing and distribution capabilities are continually challenged to translate these changes into compelling value propositions for our prospective customers. Accordingly, we cannot assure you that:

•          we will be able to maintain consistent growth through Abbott and our other independent distributors;

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

As of March 31, 2016, 80 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 44 patents have been issued and 16 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

By regulating the availability of, or the maximum amount of reimbursement provided for blood testing services, third-party payors, such as managed care organizations, pay-per-service insurance plans, and the Centers for Medicare and Medicaid Services (“CMS”), can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, in the United States, the CMS set the national level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the likelihood that physicians and hospitals will adopt point-of-care diagnostics as a viable means of care delivery. Consequently, we would need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease and our business and financial condition would be harmed.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, PPACA, enacted in March 2010, made changes that significantly impact the medical device industries and clinical laboratories. Beginning in January 2013, each medical device manufacturer has to pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices, which applies to sales of taxable medical devices after December 31, 2012. In December 2015, President Obama signed into law the Consolidated Appropriations Act of 2016. The Consolidated Appropriations Act includes a two-year moratorium on the medical device excise tax such that medical device revenues in calendar years 2016 and 2017 will be exempt from the excise tax. Unless there is further legislative action during that two-year period, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018. PPACA also mandated a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the calendar years 2011 through 2015 and a productivity adjustment to the CLFS, further reducing payment rates. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 required that CMS reduce the CLFS by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Further, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly alters the current payment methodology under the CLFS.

Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third-party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive. Changes in healthcare policy, such as the creation of test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or additional pricing pressures. In addition, sales of our tests outside of the United States will subject us to foreign regulatory requirements, which may also change over time.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and other federal and state laws applicable to our sales and marketing practices. If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.

Our operations are directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes, physician payment transparency laws and false claims laws. These laws may impact, among other things, our sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. If our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to penalties, without limitation, including civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended March 31, 2016, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $38.65 to $55.02 per share and the closing sale price on March 31, 2016, was $45.39 per share. During the last eight fiscal quarters ended March 31, 2016, our stock price closed at a high of $66.54 per share on March 30, 2015 and a low of $37.95 per share on April 4, 2014. Many factors may affect the market price of our common stock, including:

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

Our subsidiaries in Europe and the United Kingdom increase our exposure to foreign currency fluctuation risks. These risks include uncertainty regarding the Euro and the British pound sterling, that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar. Fluctuating exchange rates cause the value of items on both the assets and liabilities side of the balance sheet to change, which could also negatively impact our results of operations. Our financial results will therefore be sensitive to movements in foreign exchange rates. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a material adverse impact on our results of operations and could cause our results of operations to differ from our expectations and the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. We do not currently engage in hedging transactions to mitigate foreign currency exchange risks.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo, (“ the DRC”), and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products. We have determined that we use at least one of these conflict minerals in the manufacture of our products, although we have been unable to determine the source of the conflict minerals that we use. These disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals, and disclose the results of our findings annually. There are and will be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in our products. Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices. In addition, we may face reputational challenges if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement. If we determine to redesign our products to not use conflict minerals, our business, financial condition and results of operations could be adversely affected.

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

We are subject to taxation in multiple jurisdictions. Our financial condition and results of operations could be adversely affected by unanticipated changes in our tax provisions or exposure to additional income tax liabilities.

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. Our determination of our tax liability is subject to review by tax authorities in any applicable jurisdiction, including the United States, who may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. Any adverse outcome of such a review could have an adverse effect on our results of operations and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is required. Our ultimate tax liability may differ from the amounts recorded in our condensed consolidated financial statements and may adversely affect our financial condition and results of operations.

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

We are headquartered in Union City, California, where we lease approximately 158,378 square feet of office, research and development and manufacturing space, pursuant to a lease expiring in March 2026, with two options to extend the term for an additional five years each.

Additionally, our facilities include the following:

•	In Union City, California, we lease approximately 38,856 square feet of warehousing space expiring in fiscal 2017.

•	In Germany, we lease approximately 32,722 square feet of office and warehousing space expiring in fiscal 2025.

•	In the United Kingdom, we own approximately 2,600 square feet of office and warehousing space and we lease approximately 4,300 square feet of office and warehousing space expiring in fiscal 2026.

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

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ABAX.” The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2015 through March 31, 2016 as reported on the NASDAQ Global Select Market:

	Prices
	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
Quarter ended June 30	$64.95	$50.52	$45.20	$36.77
Quarter ended September 30	56.79	42.55	53.98	41.57
Quarter ended December 31	58.15	41.53	60.94	46.87
Quarter ended March 31	55.29	37.71	66.89	56.10

Holders

As of May 26, 2016, there were 22,500,000 shares of our common stock outstanding, held by 88 shareholders of record.

Dividends

During fiscal 2016 and 2015, we paid dividends to our shareholders in the aggregate amount of $10.0 million and $9.0 million, respectively. These dividends were paid from retained earnings. During fiscal 2014, we did not pay dividends on our outstanding common stock. The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report.

On April 27, 2016, our Board of Directors declared a cash dividend of $0.12 per share on our outstanding common stock to be paid on June 17, 2016 to all shareholders of record as of the close of business on June 3, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of Abaxis made during the three months ended March 31, 2016 by Abaxis:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Approximate Dollar Value That May Yet be Purchased Under the Program (in thousands)
Month #1 (January 1, 2016 to January 31, 2016)	-	$-	-	$37,020
Month #2 (February 1, 2016 to February 29, 2016)	215,000	$39.97	215,000	$28,448
Month #3 (March 1, 2016 to March 31, 2016)	110,000	$40.53	110,000	$23,987
Total	325,000	$40.16	325,000

(1) Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of March 31, 2016, $24.0 million of our common stock was available for repurchase under our share repurchase program.

Stock Performance Graph (1)

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five year period ended March 31, 2016. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2011 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index,
and the NASDAQ Medical Equipment Securities Index

	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016
Abaxis, Inc.	$100.00	$101.01	$168.47	$138.42	$230.07	$164.41
Russell 2000	$100.00	$99.82	$116.09	$145.00	$156.90	$141.59
NASDAQ Medical Equipment Securities	$100.00	$117.22	$118.69	$135.82	$156.54	$156.65

(1)	This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Abaxis for each year in the five year period ended March 31, 2016. The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statements of Income Data:
Continuing Operations:
Revenues	$218,901	$202,593	$162,031	$180,878	$155,994
Cost of revenues	95,649	93,623	78,081	79,903	69,898
Gross profit	123,252	108,970	83,950	100,975	86,096
Operating expenses:
Research and development	18,388	16,327	13,647	13,577	12,246
Sales and marketing	42,526	42,147	34,742	43,800	37,987
General and administrative	15,984	16,192	11,333	12,825	12,122
Gain from legal settlement	-	-	-	(17,250)	-
Total operating expenses	76,898	74,666	59,722	52,952	62,355
Income from operations	46,354	34,304	24,228	48,023	23,741
Interest and other income (expense), net	793	(1,262)	994	253	610
Income from continuing operations before income tax provision	47,147	33,042	25,222	48,276	24,351
Income tax provision	16,073	12,239	8,993	17,149	8,653
Income from continuing operations	$31,074	$20,803	$16,229	$31,127	$15,698
Net income per share from continuing operations:
Basic	$1.37	$0.92	$0.73	$1.42	$0.71
Diluted	$1.36	$0.91	$0.72	$1.39	$0.70
Discontinued Operations:
Loss from discontinued operations, net of tax	$(3)	$(1,154)	$(2,044)	$(3,668)	$(2,607)
Gain on sale of discontinued operations, net of tax	$559	$7,682	$-	$-	$-
Net income (loss) per share from discontinued operations:
Basic	$0.03	$0.29	$(0.09)	$(0.17)	$(0.12)
Diluted	$0.02	$0.29	$(0.09)	$(0.16)	$(0.12)
Consolidated Operations:
Net income	$31,630	$27,331	$14,185	$27,459	$13,091
Net income per share:
Basic	$1.40	$1.21	$0.64	$1.25	$0.59
Diluted	$1.38	$1.20	$0.63	$1.23	$0.58
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,661	22,497	22,270	21,946	22,084
Weighted average common shares outstanding - diluted	22,883	22,787	22,575	22,381	22,462
Cash dividends declared per share	$0.44	$0.40	$-	$1.00	$-

	Year Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheets Data (1):
Cash and cash equivalents	$88,323	$107,015	$73,589	$54,910	$45,843
Short-term investments	41,474	26,109	29,102	23,354	21,689
Working capital	183,026	168,576	148,553	132,944	109,966
Long-term investments	22,458	24,181	18,491	17,000	23,442
Total assets	271,380	269,064	217,380	201,763	181,836
Non-current liabilities	5,896	7,585	6,205	5,550	4,620
Total shareholders' equity	$236,312	$220,194	$193,916	$176,194	$159,785

(1)	Consolidated balance sheets data reported in the table includes continuing and discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We depend on a number of distributors in North America that distribute our VetScan products. In September 2012, we entered into a distribution agreement with MWI to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In the United States veterinary market segment, we also rely on various independent regional distributors. We continue to enter into additional distributor relationships to expand our distribution base in North America. In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Companies, Inc. to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (VCA), a veterinary hospital chain in North America that operates more than 700 animal hospitals. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America. In May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospital, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we will provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in early fiscal 2017.

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

The total purchase price under the asset purchase agreement was $21.0 million in cash. We received $20.1 million in cash proceeds during the fourth quarter of fiscal 2015 and we recognized a pre-tax gain of $12.3 million ($7.7 million after-tax) on sale of discontinued operations during fiscal 2015. Additionally, upon meeting certain conditions by the first anniversary of the closing date in March 2016, we recognized a pre-tax gain of $0.9 million ($0.6 million after-tax) on sale of discontinued operations during fiscal 2016.

The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the costs incurred in connection with the sale of AVRL. During the fourth quarter of fiscal 2015, we recorded costs of $7.8 million related to cash payments for employee-related costs, including severance, contract termination and other associated costs. In connection with the transaction, we recorded disposal and an impairment charge on long-lived assets of $1.9 million during fiscal 2015. These items partially offset the cash proceeds that we received in accordance with the terms of the asset purchase agreement.

Overview of Financial Results

In fiscal 2016, total revenues were $218.9 million, an increase of 8% from fiscal 2015. The net increase in revenues was primarily attributable to revenues from consumable sales of $165.0 million, an increase of 14% over fiscal 2015, due to (a) an increase in the unit sales of medical and veterinary reagent discs due to an expanded instrument installed base, (b) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (c) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (d) an increase in the sales of VetScan rapid tests in North America resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. Revenues from instrument sales were $43.0 million, a decrease of 12% from fiscal 2015, due to a decrease in the unit sales of VetScan chemistry analyzers in the third quarter of fiscal 2016 due to (a) higher sales in the third quarter of fiscal 2015 to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers and VetScan hematology instruments in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. Gross profit in fiscal 2016 was $123.3 million, an increase of 13% from fiscal 2015, primarily attributable to higher unit sales of reagent discs in our veterinary market, which have a higher margin contribution, and changes in the product mix sold in our veterinary market.

Total operating expenses in fiscal 2016 were $76.9 million, an increase of $2.2 million, or 3%, from $74.7 million in fiscal 2015, primarily attributable to an increase in research and development spending related primarily to new product development and enhancement of existing products in both the medical and veterinary markets, including the development of electronic connectivity technology and additional projects related to high sensitivity immunoassay.

Net income for fiscal 2016 was $31.6 million, an increase of 16% from $27.3 million in fiscal 2015, due primarily to the increase in revenues of $16.3 million, as described above, offset in part by (a) an increase in our income tax provision of $3.8 million resulting from a higher income from continuing operations before income tax provision and (b) a gain from the sale of our AVRL business, net of tax, of $7.7 million in the fourth quarter of fiscal 2015. Our diluted net income per share increased to $1.38 in fiscal 2016 from $1.20 in fiscal 2015. Our diluted net income per share from continuing operations increased to $1.36 in fiscal 2016 from $0.91 in fiscal 2015.

Cash, cash equivalents and investments decreased by $5.1 million during fiscal 2016 to a total of $152.3 million at March 31, 2016. During fiscal 2016, operating cash flows were $28.1 million, a decrease of $8.3 million compared to $36.4 million during fiscal 2015, primarily attributable to payments in the first quarter of fiscal 2016 related to accrued liabilities for bonus, taxes and discontinued operations recorded at the end of fiscal 2015, partially offset by an increase in revenues of $16.3 million. Key non-operating uses of cash during fiscal 2016 included payments of $5.2 million to purchase property and equipment, payments of $5.3 million made for tax withholdings related to net share settlements of restricted stock units, payment of $10.0 million in cash dividends to shareholders and $13.0 million for repurchases of our common stock under our share repurchase program to repurchase and retire 325,000 shares of our common stock at an average purchase price of $40.18 per share, including commission expense.

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

Revenue Recognition. Our primary customers are distributors and direct customers in both the medical and veterinary markets. Service revenues were primarily generated from veterinary reference laboratory diagnostic and consulting services for veterinarians. Revenues from product sales, net of estimated sales allowances, discounts and rebates, are recognized when (i) evidence of an arrangement exists, (ii) upon shipment of the products or rendering of services to the customer, (iii) the sales price is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Rights of return are not provided. Until March 2015, we offered discounts on AVRL services for a specified period as incentives. Discounts were reductions to invoiced amounts within a specified period and were recorded at the time services are performed. Net service revenues were recognized at the time services were performed.

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

Until March 2015, we offered customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory. We applied judgment in determining whether future discounts are significant and incremental. When the future discount offered was not considered significant and incremental, we did not account for the discount as an element of the original arrangement. To determine whether a discount was significant and incremental, we looked to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the multiple element arrangement approximated the discount typically provided in standalone sales, that discount is not considered incremental. During fiscal 2015 and 2014, our customer incentive programs with future discounts were not significant and in fiscal 2016 we did not offer any such incentives.

At March 31, 2016 and 2015, the current portion of deferred revenue balances was $1.6 million and $1.3 million, respectively, and the non-current portion of deferred revenue balances was $2.3 million and $3.2 million, respectively. Net current and non-current deferred revenue decreased by $0.7 million from March 31, 2015 to March 31, 2016, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments. In October 2013, we changed the standard warranty period on certain instruments from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services during the second half of fiscal 2014.

Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers. In the veterinary market, we may offer arrangements to end users for monthly payments of instrument and consumable purchases over a term of six years. The present value of lease receivables, including accrued interest, was $2.1 million and $0, as of March 31, 2016 and 2015, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

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

•	Volume-based Incentives. Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period. The pricing rebate program is primarily offered to distributors and group purchasing organizations in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate and record the rebate as a deduction to gross revenues when we record the sale of the product. The rebate is recorded as a reserve to offset accounts receivable as settlements are made through offsets to outstanding customer invoices. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at the end of each period are based upon distributors and group purchasing organizations meeting the purchase requirements during the quarter.

•	Distributor Rebate Incentives. During fiscal 2016 and 2015, we offered a customer sales incentive program, whereby distributors were offered a rebate upon meeting certain requirements. We recognize the rebate obligation as a reduction of revenue at the later of the date on which we sell the product or the date the program is offered. These customer sales incentive programs require management to estimate the rebate amounts to distributors who will qualify for the incentive during the promotional period. We record the estimated liability in other current accrued liabilities on our consolidated balance sheets. Management’s estimates are based on historical experience and the specific terms and conditions of the incentive programs.

•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

The following table summarizes the change in total accrued sales incentive programs (in thousands):

	Balance at Beginning of Year (1)	Provisions (2)	Payments	Balance at End of Year (1)
Year Ended March 31, 2016	$5,865	$9,627	$(9,648)	$5,844
Year Ended March 31, 2015	$700	$10,230	$(5,065)	$5,865
Year Ended March 31, 2014	$1,043	$1,872	$(2,215)	$700

(1)	Balance represent reserves related to volume-based incentives, included as an offset to accounts receivables in the consolidated balance sheets, and accruals for distributor rebate incentives and end-user rebates and discounts, included within current accrued liabilities in the consolidated balance sheets.
(2)	Provisions are net revenue reductions recorded and includes differences between estimates and actual incentives earned.

Significant components of our accrued sales incentives programs are as follows: Volume-based incentives charged to gross revenues in fiscal 2016, 2015 and 2014, amounted to $1.9 million, $0.6 million and $0.8 million, respectively. Distributor rebate incentives charged to gross revenues in fiscal 2016, 2015 and 2014, amounted to $0.1 million, $4.9 million and $0, respectively. End-user rebates and discounts charged to gross revenues in fiscal 2016, 2015 and 2014, amounted to $7.6 million, $3.7 million and $1.1 million, respectively.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of March 31, 2016, our investments in cash equivalents, which we classified as available-for-sale, totaled $9.8 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of March 31, 2016, our available-for-sale investments in corporate bonds, totaled $7.0 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of March 31, 2016 and 2015, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At March 31, 2016, we also had $56.9 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our consolidated statements of income. At March 31, 2016 and 2015, our investment in unconsolidated affiliate totaled $2.7 million and $2.7 million, respectively.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Effective October 2013, we prospectively changed our standard warranty obligations on certain instruments sold from three to five years. The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2016, 2015 and 2014.

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

As of March 31, 2016, our current portion of warranty reserves for instruments and reagent discs totaled $1.3 million and our non‑current portion of warranty reserves for instruments totaled $1.9 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. Total change in accrued warranty reserve from March 31, 2015 to March 31, 2016, was insignificant.

For fiscal 2016, 2015 and 2014, the provision for warranty expense related to instruments was $1.2 million, $2.4 million and $1.6 million, respectively. During fiscal 2016, we recorded an adjustment to pre-existing warranties of $0.2 million, which reduced our warranty reserves and our cost of revenues, based on our historical experience and our projected performance rate of instruments. The change in the provision for warranty expense related to instruments during fiscal 2016, as compared to fiscal 2015, was primarily attributable to a decrease in the number of instruments under standard warranty. The increase in the provision for warranty expense related to instruments during fiscal 2015, as compared to fiscal 2014 was primarily attributable to an increase in the number of instruments under standard warranty.

For fiscal 2016, 2015 and 2014, the provision for warranty expense related to replacement of defective reagent discs was $0.4 million, $0.2 million and $0.5 million, respectively. The changes in the provision for warranty expense related to reagent discs was primarily due to our judgment of the estimated product failure rate of reagent discs under warranty.

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

Intangible Assets. Intangible assets, consisted of customer relationships, tradename, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 2-10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During fiscal 2016, 2015 and 2014, our changes in estimated useful life of intangible assets were not significant, except as noted below in “Valuation of Long-Lived Assets.”

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During fiscal 2016, 2015 and 2014, we recognized impairment charges on long-lived assets of $13,000, $1.9 million and $0, respectively. The impairment charges on our long-lived assets in fiscal 2015 were in relation to the property and equipment and intangible assets of our AVRL business, which has been offset against the gain from the sale of AVRL on the consolidated statement of income for fiscal 2015.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2016 and 2015, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. In fiscal 2016, 2015 and 2014, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2016 and 2015, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of March 31, 2016, we had no unrecognized compensation expense related to stock options granted.

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

Restricted Stock Unit Awards (Time Vesting)

The fair value of restricted stock unit awards with only time-based vesting terms, which we refer to as restricted stock unit awards (time vesting), used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced by an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

In fiscal 2014, 2015, 2016 and 2017, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) described below. These restricted stock units vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

In April 2013, in consideration of the grant of restricted stock unit awards (performance vesting) to our executive officers in fiscal 2014, 75% of the remaining restricted stock unit awards (performance vesting) to our executive officers that were granted in fiscal 2013, which consisted of the second, third and fourth tranches, were cancelled. As a result, these restricted stock units are no longer outstanding and were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95.

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). The aggregate estimated grant date fair value of the FY2015 Performance RSUs was $7.0 million based on the closing market price of our common stock on the date of grant. During fiscal 2016 and 2015, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets would be met.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 Performance RSUs”). The aggregate estimated grant date fair value of the FY2016 Performance RSUs was $10.3 million based on the closing market price of our common stock on the date of grant. During fiscal 2016, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets would be met.

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 152,000 shares of common stock to our executive officers and to certain of our employees (the “FY2017 Performance RSUs”) that contained the foregoing time-based and performance-based vesting terms, except that the restricted stock units granted to our CEO, Mr. Clinton Severson, vest as follows:

•	approximately 18% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from operations target described above and continuous service until the third anniversary of the date of grant;

•	approximately 18% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from operations target described above and continuous service until the fourth anniversary of the date of grant;

•	approximately 32% of the shares subject to an award vest in full upon achieving 100% of the consolidated income from operations target described above and continuous service until the third anniversary of the date of grant; and

•	approximately 32% of the shares subject to an award vest in full upon achieving 100% of the consolidated income from operations target described above and continuous service until the fourth anniversary of the date of grant.

The aggregate estimated grant date fair value of the FY2017 Performance RSUs was $6.8 million based on the closing market price of our common stock on the date of grant.

Share-based compensation expense has had a material impact on our earnings per share and on our consolidated financial statements for fiscal 2016, 2015 and 2014. The impact of share-based compensation expense on our consolidated financial results is disclosed in Note 15 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future. As of March 31, 2016, our total unrecognized compensation expense related to restricted stock unit awards (time vesting) and restricted stock unit awards (performance vesting) granted to employees and directors totaled $24.1 million, which expense is expected to be recognized over a weighted average service period of 1.9 to 2.0 years. Excluding forfeitures, we estimate expense recognition of restricted stock units with time-based vesting criteria over the requisite service period of the award, for awards granted and unvested as of March 31, 2016 as follows: $10.7 million in fiscal 2017, $9.6 million in fiscal 2018, $7.6 million in fiscal 2019 and $1.2 million in fiscal 2020.

Results of Operations

Previously reported financial information has been revised to reflect the reclassification of our AVRL business within our veterinary market segment as discontinued operations. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion that follows, presents revenues by product category and represents our results from continuing operations during fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,			Change 2015 to 2016		Change 2014 to 2015
Revenues by Product Category	2016	2015	2014	Dollar Change	Percent Change	Dollar Change	Percent Change
Instruments (1)	$43,042	$48,649	$37,539	$(5,607)	(12)%	$11,110	30%
Percentage of total revenues	20%	24%	23%
Consumables (2)	165,025	144,446	117,533	20,579	14%	26,913	23%
Percentage of total revenues	75%	71%	73%
Other products (3)	10,760	9,348	6,809	1,412	15%	2,539	37%
Percentage of total revenues	5%	5%	4%
Product sales, net	218,827	202,443	161,881	16,384	8%	40,562	25%
Percentage of total revenues	100%	100%	100%
Development and licensing revenues	74	150	150	(76)	(51)%	-	-%
Percentage of total revenues	<1%	<1%	<1%
Total revenues	$218,901	$202,593	$162,031	$16,308	8%	$40,562	25%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues by geographic region and represents our results from continuing operations during fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,			Change 2015 to 2016		Change 2014 to 2015
Revenues by Geographic Region	2016	2015	2014	Dollar Change	Percent Change	Dollar Change	Percent Change
North America	$175,019	$163,308	$126,768	$11,711	7%	$36,540	29%
Percentage of total revenues	80%	81%	78%
Europe	31,262	30,422	27,161	840	3%	3,261	12%
Percentage of total revenues	14%	15%	17%
Asia Pacific and rest of the world	12,620	8,863	8,102	3,757	42%	761	9%
Percentage of total revenues	6%	4%	5%
Total revenues	$218,901	$202,593	$162,031	$16,308	8%	$40,562	25%

Fiscal 2016 Compared to Fiscal 2015

North America. During fiscal 2016, total revenues in North America increased by 7%, or $11.7 million, as compared to fiscal 2015. The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 3%, or $0.6 million, primarily attributable to an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott, which were higher in the third quarter of fiscal 2015 due to the Ebola epidemic outbreak in late 2014.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 2%, or $1.9 million, primarily attributable to an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers. The increase was partially offset by (a) a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the prior period to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 8%, or $1.9 million, primarily attributable to an increase in the unit sales of hematology reagent kits due to an expanded installed base of hematology instruments.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 31%, or $7.3 million, primarily attributable to (a) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (b) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (c) an increase in the sales of VetScan rapid tests resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015.

Europe. During fiscal 2016, total revenues in Europe increased by 3%, or $0.8 million, as compared to fiscal 2015, primarily attributable to an increase in rental income from veterinary instruments rented by customers in the United Kingdom starting in the third quarter of fiscal 2015, resulting from our acquisition of QCR and Trio Diagnostics. The increase was partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar.

Asia Pacific and rest of the world. During fiscal 2016, total revenues in Asia Pacific and rest of the world increased by 42%, or $3.8 million, as compared to fiscal 2015. Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 160%, or $2.4 million, primarily attributable to sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China. Revenues from veterinary instruments increased by 28%, or $0.7 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments to various distributors. Revenues from veterinary consumables increased by 13%, or $0.6 million, primarily attributable to an increase in the unit sales of veterinary reagent discs to a distributor.

Significant concentrations. During fiscal 2016, three distributors in the United States, MWI, Patterson Companies, Inc. and Abbott, accounted for 20%, 11% and 10%, respectively, and one distributor in both the United States and Europe, Henry Schein, Inc., accounted for 13% of our total worldwide revenues. Two distributors in the United States, MWI and Abbott, accounted for 19% and 11%, respectively, of our total worldwide revenues in fiscal 2015. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry Schein, Inc. and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe.

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

Europe. During fiscal 2015, total revenues in Europe increased by 12%, or $3.3 million, as compared to fiscal 2014. The change in total revenues in Europe was primarily attributable to the following:

•	Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 16%, or $1.0 million, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers to various distributors during fiscal 2015.

•	Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 8%, or $1.4 million, primarily attributable to an increase in the sales volume of veterinary reagent discs due to an expanded installed base, partially offset by (a) lower average selling prices of VetScan chemistry analyzers and (b) the impact of a lower exchange rate between the Euro and U.S. dollar during the second half of fiscal 2015 resulting in a decrease in the dollar value of the Euro sales of veterinary reagent discs compared to the rate in effect in fiscal 2014.

•	Revenues from other products increased by 80%, or $0.6 million, primarily due to an increase in other veterinary products sold to customers in the United Kingdom.

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

Fiscal 2016 Compared to Fiscal 2015

The following table and the discussion that follows presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for fiscal 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,				Change
	2016	Percent of Revenues (1)	2015	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$37,845	100%	$35,364	100%	$2,481	7%
Percentage of total revenues	17%		17%
Veterinary Market	177,667	100%	164,018	100%	13,649	8%
Percentage of total revenues	81%		81%
Other (2)	3,389		3,211		178	6%
Percentage of total revenues	2%		2%
Total revenues	218,901		202,593		16,308	8%
Cost of revenues:
Medical Market	19,832	52%	18,730	53%	1,102	6%
Veterinary Market	75,688	43%	74,752	46%	936	1%
Other (2)	129		141		(12)	(9)%
Total cost of revenues	95,649		93,623		2,026	2%
Gross profit:
Medical Market	18,013	48%	16,634	47%	1,379	8%
Veterinary Market	101,979	57%	89,266	54%	12,713	14%
Other (2)	3,260		3,070		190	6%
Gross profit	$123,252		$108,970		$14,282	13%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2016, total revenues in the medical market increased by 7%, or $2.5 million, as compared to fiscal 2015. The change in the medical market segment was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers decreased by 4%, or $0.4 million, during fiscal 2016 as compared to fiscal 2015, primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott, which were higher in the third quarter of fiscal 2015 due to the Ebola epidemic outbreak in late 2014. The decrease was partially offset by sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, during the third quarter of fiscal 2016.

•	Total revenues from medical reagent discs increased by 14%, or $3.1 million, during fiscal 2016 as compared to fiscal 2015, primarily attributable to an increase in the sales volume of medical reagent discs sold in North America to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 8%, or $1.4 million, during fiscal 2016 as compared to fiscal 2015. Gross profit percentages for the medical market segment during fiscal 2016 and 2015 were 48% and 47%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in the unit sales of medical reagent discs, partially offset by lower average selling prices of Piccolo chemistry analyzers. The increase in gross profit percentage was impacted by an increase in the unit sales of medical reagent discs, which have a higher margin contribution.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2016, total revenues in the veterinary market increased by 8%, or $13.6 million, as compared to fiscal 2015. The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments decreased by 14%, or $5.2 million, during fiscal 2016 as compared to fiscal 2015, primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the prior period to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. These decreases were partially offset by an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments to various distributors in Asia Pacific and rest of the world.

•	Total revenues from consumables in the veterinary market increased by 14%, or $17.5 million, during fiscal 2016 as compared to fiscal 2015, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs and hematology reagent kits in North America due to an expanded instrument installed base, (b) an increase in the unit sales of veterinary reagent discs to a distributor in Asia Pacific and rest of the world, (c) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (d) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (e) an increase in the sales of VetScan rapid tests in North America resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. These increases were partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar.

•	Total revenues from other products in the veterinary market increased by 32%, or $1.4 million, during fiscal 2016 as compared to fiscal 2015, primarily attributable to an increase in rental income from veterinary instruments rented by customers in the United Kingdom starting in the third quarter of fiscal 2015, resulting from our acquisition of QCR and Trio Diagnostics.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 14%, or $12.7 million, during fiscal 2016 as compared to fiscal 2015. Gross profit percentages for the veterinary market segment during fiscal 2016 and 2015 were 57% and 54%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the unit sales of veterinary reagent discs, VetScan hematology reagent kits and VetScan rapid tests and (b) lower manufacturing costs of veterinary reagent discs. The increase in gross profit percentage was impacted by changes in our product mix and an increase in the unit sales of veterinary reagent discs, which have a higher margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during fiscal 2016, as compared to fiscal 2015.

Fiscal 2015 Compared to Fiscal 2014

The following table and the discussion that follows presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for fiscal 2015 and 2014 (in thousands, except percentages):

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

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2015, total revenues in the veterinary market increased by 25%, or $33.2 million, as compared to fiscal 2014. The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments increased by 21%, or $6.5 million, during fiscal 2015 as compared to fiscal 2014, primarily attributable to (a) sales of VetScan chemistry analyzers to VCA’s Animal Hospitals, (b) sales of VetScan chemistry analyzers to two new distributors, Henry Schein Animal Health and Patterson Veterinary Supply and (c) sales of VetScan hematology instruments as initial stocking orders to Henry Schein Animal Health and Patterson Veterinary Supply during the second half of fiscal 2015. These increases were partially offset by (a) distributor rebate incentives programs offered in connection with sales of VetScan chemistry analyzers and VetScan hematology instruments in North America during fiscal 2015, (b) lower average selling prices of VetScan chemistry analyzers sold in Europe, (c) a decrease in the sales volume of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world and (d) lower unit sales of VetScan hematology instruments and VetScan i-STAT analyzers in the first half of fiscal 2015 to balance the inventory level in the distribution channel, sales of which were in line with in-clinic sales starting in the third quarter of fiscal 2015.

•	Total revenues from consumables in the veterinary market increased by 25%, or $24.6 million, during fiscal 2015 as compared to fiscal 2014, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs and hematology reagent kits, both due to an expanded installed base in North America, (b) an increase in the sales volume of veterinary reagent discs to a distributor in Asia Pacific and rest of the world, (c) sales of two new rapid tests, VetScan Feline FeLV/FIV Rapid Test and VetScan Canine Ehrlichia Rapid Test during fiscal 2015 and (d) sales of VetScan rapid tests to Henry Schein Animal Health and Patterson Veterinary Supply during the second half of fiscal 2015. These increases were partially offset by the impact of a lower exchange rate between the Euro and U.S. dollar during the second half of fiscal 2015 resulting in a decrease in the dollar value of the Euro sales of veterinary reagent discs compared to the rate in effect in fiscal 2014.

•	Total revenues from other products in the veterinary market increased by 95%, or $2.1 million, during fiscal 2015 as compared to fiscal 2014, primarily attributable to (a) deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments and (b) an increase in other veterinary products sold to customers in the United Kingdom.

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

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during fiscal 2015, as compared to fiscal 2014.

Cost of Revenues – Continuing Operations

The following table and the discussion that follows presents our cost of revenues and represents our results from continuing operations for fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,			Change 2015 to 2016		Change 2014 to 2015
	2016	2015	2014	Dollar Change	Percent Change	Dollar Change	Percent Change
Cost of revenues	$95,649	$93,623	$78,081	$2,026	2%	$15,542	20%
Percentage of total revenues	44%	46%	48%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Fiscal 2016 Compared to Fiscal 2015

The increase in cost of revenues, in absolute dollars, during fiscal 2016, as compared to fiscal 2015, was primarily attributable by an increase in the unit sales of medical and veterinary reagent discs and VetScan rapid tests, partially offset by a decrease in the unit sales of Piccolo and VetScan chemistry analyzers. The decrease in cost of revenues, as a percentage of total revenues, during fiscal 2016 as compared to fiscal 2015, was primarily due to changes in our product mix and an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

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

Gross Profit – Continuing Operations

The following table and the discussion that follows presents our gross profit and represents our results from continuing operations for fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,			Change 2015 to 2016		Change 2014 to 2015
	2016	2015	2014	Dollar Change	Percent Change	Dollar Change	Percent Change
Total gross profit	$123,252	$108,970	$83,950	$14,282	13%	$25,020	30%
Total gross margin	56%	54%	52%

Fiscal 2016 Compared to Fiscal 2015

Gross profit in fiscal 2016 increased by 13%, or $14.3 million, as compared to fiscal 2015, primarily attributable to (a) an increase in the unit sales of medical and veterinary reagent discs, VetScan hematology reagent kits and VetScan rapid tests and (b) lower manufacturing costs of veterinary reagent discs, partially offset by lower average selling prices of Piccolo chemistry analyzers. The increase in gross margin was impacted by changes in our product mix and an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

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

Research and Development – Continuing Operations

The following table and the discussion that follows presents our research and development expenses and represents our results from continuing operations for fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,			Change 2015 to 2016		Change 2014 to 2015
	2016	2015	2014	Dollar Change	Percent Change	Dollar Change	Percent Change
Research and development expenses	$18,388	$16,327	$13,647	$2,061	13%	$2,680	20%
Percentage of total revenues	8%	8%	8%

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

Fiscal 2016 Compared to Fiscal 2015

Research and development expenses increased by 13%, or $2.1 million, in fiscal 2016 as compared to fiscal 2015. The increase was primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during fiscal 2016 and 2015 was $2.1 million and $1.6 million, respectively.

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

We anticipate the dollar amount of research and development expenses to increase in fiscal 2017 from fiscal 2016 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows presents our sales and marketing expenses and represents our results from continuing operations for fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,			Change 2015 to 2016		Change 2014 to 2015
	2016	2015	2014	Dollar Change	Percent Change	Dollar Change	Percent Change
Sales and marketing expenses	$42,526	$42,147	$34,742	$379	1%	$7,405	21%
Percentage of total revenues	19%	21%	21%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Fiscal 2016 Compared to Fiscal 2015

Sales and marketing expenses in fiscal 2016 increased by 1%, or $0.4 million, as compared to fiscal 2015, primarily attributable to increased promotional and marketing spending and increased spending due to our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015, partially offset by a decrease in employee bonus and commission expense based on meeting lower company performance targets during fiscal 2016. Share-based compensation expense included in sales and marketing expenses during fiscal 2016 and 2015 was $3.0 million and $2.4 million, respectively.

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

General and Administrative – Continuing Operations

The following table and the discussion that follows presents our general and administrative expenses and represents our results from continuing operations for fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,			Change 2015 to 2016		Change 2014 to 2015
				Dollar	Percent	Dollar	Percent
	2016	2015	2014	Change	Change	Change	Change
General and administrative expenses	$15,984	$16,192	$11,333	$(208)	(1)%	$4,859	43%
Percentage of total revenues	7%	8%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Fiscal 2016 Compared to Fiscal 2015

General and administrative expenses in fiscal 2016 decreased by 1%, or $0.2 million, as compared to fiscal 2015, primarily attributable to (a) a decrease in employee bonus expense based on meeting lower company performance targets during fiscal 2016 and (b) higher costs in the third quarter of fiscal 2015 due to our acquisition of QCR and Trio, partially offset by an increase in share-based compensation expense. Share-based compensation expense included in general and administrative expenses during fiscal 2016 and 2015 was $4.6 million and $3.6 million, respectively.

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

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows presents our interest and other income (expense), net and represents our results from continuing operations for fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,			Change
	2016	2015	2014	2015-2016	2014-2015
Interest and other income (expense), net	$793	$(1,262)	$994	$2,055	$(2,256)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Fiscal 2016 Compared to Fiscal 2015

Interest and other income (expense), net primarily consisted of foreign currency gains and (losses) of $0.1 million and $(1.8) million for fiscal 2016 and fiscal 2015, respectively, primarily attributable to foreign currency exchange rate fluctuations.

Fiscal 2015 Compared to Fiscal 2014

Interest and other income (expense), net primarily consisted of foreign currency gains and (losses) of $(1.8) million and $0.5 million for fiscal 2015 and fiscal 2014, respectively. The foreign currency exchange loss in fiscal 2015 was primarily attributable to net unfavorable foreign currency exchange rates due to the effect of a strong U.S. dollar.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows presents our income tax provision and represents our results from continuing operations for fiscal 2016, 2015 and 2014 (in thousands, except percentages):

	Year Ended March 31,
	2016	2015	2014
Income tax provision	$16,073	$12,239	$8,993
Effective tax rate	34%	37%	36%

Fiscal 2016 Compared to Fiscal 2015

For fiscal 2016 and 2015, our income tax provision was $16.1 million, based on an effective tax rate of 34%, and $12.2 million, based on an effective tax rate of 37%, respectively. The dollar increase in the income tax provision during fiscal 2016, as compared to fiscal 2015, was attributable to higher pre-tax income. The decrease in the effective tax rate during fiscal 2016, as compared to fiscal 2015, was impacted by the retroactive reinstatement of federal research and development tax credits, foreign tax credits which reduce federal income tax expenses and a reduction in non-deductible compensation.

We expect our effective tax rate will be approximately 37% for federal, foreign and various state tax jurisdictions in fiscal 2017, compared to an effective tax rate of 34% in fiscal 2016. The expected effective tax rate of 37% in fiscal 2017 is primarily due to a reduction in federal research and development tax credits, a reduction in foreign tax credits and an increase in non-deductible compensation.

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

We did not have any unrecognized tax benefits as of March 31, 2016. During fiscal 2016, 2015 and 2014, we did not recognize any interest or penalties related to unrecognized tax benefits.

Discontinued Operations

On March 18, 2015, we entered into an asset purchase agreement (“APA”) with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The total purchase price under the APA was $21.0 million in cash. During the fourth quarter of fiscal 2015, we received $20.1 million in cash proceeds and we recorded a gain on sale of discontinued operations, net of tax, of $7.7 million. During the fourth quarter of fiscal 2016, we recorded a pre-tax gain of $0.9 million ($0.6 million after-tax) on sale of discontinued operations, upon meeting certain conditions by the first anniversary of the closing date.

Results from discontinued operations, net of tax, were net losses of $3,000, $1.2 million and $2.0 million in fiscal 2016, 2015 and 2014, respectively. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at March 31, 2016, 2015 and 2014, (in thousands, except percentages):

	March 31,
	2016	2015	2014
Cash and cash equivalents	$88,323	$107,015	$73,589
Short-term investments	41,474	26,109	29,102
Long-term investments	22,458	24,181	18,491
Total cash, cash equivalents and investments	$152,255	$157,305	$121,182
Percentage of total assets	56%	58%	56%

At March 31, 2016, we had net working capital of $183.0 million compared to $168.6 million at March 31, 2015.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during fiscal 2016, 2015 and 2014 were as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Net cash provided by operating activities	$28,056	$36,396	$35,572
Net cash provided by (used in) investing activities	(20,237)	10,093	(13,358)
Net cash used in financing activities	(26,627)	(10,962)	(4,045)
Effect of exchange rate changes on cash and cash equivalents	116	(2,101)	510
Net increase (decrease) in cash and cash equivalents	$(18,692)	$33,426	$18,679

Cash and cash equivalents at March 31, 2016 were $88.3 million compared to $107.0 million at March 31, 2015. The decrease in cash and cash equivalents during fiscal 2016 was primarily due to purchases of investments of $63.8 million, purchases of property and equipment of $5.2 million, payments made for tax withholdings related to net share settlements of restricted stock units of $5.3 million, repurchases of common stock of $13.0 million and payment of cash dividends totaling $10.0 million. The decrease was partially offset by net cash provided by operating activities of $28.1 million and proceeds from maturities and redemptions of investments of $49.0 million.

Our consolidated statements of cash flows includes the effect of exchange rate changes on cash and cash equivalents and the net gains (losses) arising from transactions denominated in a currency other than the functional currency of a location and the remeasurement of assets and liabilities of our wholly-owned subsidiaries, using the U.S. dollar as the functional currency.

Cash Flows from Operating Activities

During fiscal 2016, we generated $28.1 million in cash from operating activities, compared to $36.4 million in fiscal 2015. The cash provided by operating activities during fiscal 2016 was primarily the result of net income of $31.6 million during fiscal 2016, adjusted for the effects of non-cash adjustments including depreciation and amortization of $6.7 million and share-based compensation expense of $11.1 million, partially offset by a decrease of $1.6 million related to excess tax benefits from share-based awards.

Other changes in operating activities during fiscal 2016 were as follows:

•	Receivables, net increased by $6.1 million, from $29.0 million at March 31, 2015 to $35.1 million as of March 31, 2016, primarily attributable to higher sales in the last month of the fourth quarter of fiscal 2016.

•	Inventories decreased by $1.0 million from $36.2 million at March 31, 2015 to $35.1 million as of March 31, 2016, primarily due to a decrease in the inventory levels of our finished goods as of March 31, 2016.

•	Prepaid expenses and other current assets increased by $3.5 million, from $2.9 million at March 31, 2015 to $6.4 million as of March 31, 2016, primarily attributable to the timing of estimated income taxes and the retroactive reinstatement of federal research and development tax credits and federal bonus depreciation.

•	Current net deferred tax assets decreased by $1.8 million, from $6.6 million at March 31, 2015 to $4.8 million as of March 31, 2016, primarily as a result of the timing for the deduction of reserves and accruals.

•	Non-current net deferred tax assets increased by $0.5 million, from $3.4 million at March 31, 2015 to $3.9 million as of March 31, 2016, primarily as a result of the timing for the deduction of share-based compensation expenses.

•	Other assets increased by $1.8 million from $0.1 million as of March 31, 2015 to $2.0 million, as of March 31, 2016, primarily attributable to long-term receivables due to extended payment terms by customers under certain of our sales programs.

•	Accrued payroll and related expenses decreased by $2.7 million, from $11.1 million at March 31, 2015 to $8.3 million as of March 31, 2016, primarily attributable to higher accrued bonus at March 31, 2015.

•	Accrued taxes decreased by $3.7 million, from $4.8 million at March 31, 2015 to $1.1 million as of March 31, 2016, primarily due to the timing of estimated income tax payments.

•	Current liabilities of discontinued operations decreased by $5.4 million from $5.5 million at March 31, 2015 to $0.1 million as of March 31, 2016, primarily due to payments related to our cost obligations for employee-related costs, including severance, contract termination and other associated costs in connection with the sale of our AVRL business in March 2015.

•	Other accrued liabilities, current, decreased by $0.4 million, from $9.8 million as of March 31, 2015 to $9.4 million as of March 31, 2016 and other liabilities, non-current, decreased by $0.9 million, from $1.8 million at March 31, 2015 to $0.9 million as of March 31, 2016. The net current and non-current other liabilities decreased primarily attributable to (a) a decrease in liabilities related to lower instrument sales and the types of customer sales incentive programs offered during a promotional period and (b) the timing of our installment payment obligation related to our November 2014 acquisition of QCR and Trio.

•	As of March 31, 2016 and 2015, the current portion of deferred revenue was $1.6 million and $1.3 million, respectively, and the non-current portion of deferred revenue was $2.3 million and $3.2 million, respectively. Net current and non-current deferred revenue decreased by $0.7 million from March 31, 2015 to March 31, 2016, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments. In October 2013, we prospectively changed the standard warranty obligations on certain instruments sold from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•	As of March 31, 2016 and 2015, the current portion of warranty reserve was $1.3 million and $1.4 million, respectively, and the non-current portion of warranty reserve was $1.9 million and $1.7 million, respectively. Net current and non‑current warranty reserve increased by $0.1 million. The change in current and non-current warranty reserve from March 31, 2015 to March 31, 2016 included an adjustment to pre-existing warranties of $0.2 million based on our historical experience and our projected performance rate of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. In October 2013, we prospectively changed the standard warranty obligations on certain instruments from three to five years. The increase in the standard warranty obligation did not result in a material impact on our warranty reserves or cost of revenues during the period. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during fiscal 2016 totaled $20.2 million, compared to net cash provided of $10.1 million during fiscal 2015. Cash used in investing activities during fiscal 2016 was primarily due to purchases of investments in certificates of deposit, commercial paper and corporate bonds totaling $63.8 million, capital expenditures of $5.2 million and a $1.1 million cash installment payment obligation related to our November 2014 acquisition of QCR and Trio, partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds of $49.0 million. The purchases of capital equipment primarily relate to increasing our manufacturing capacity and supporting our growth. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during fiscal 2016 totaled $26.6 million, compared to net cash used of $11.0 million during fiscal 2015. Cash used in financing activities during fiscal 2016 was primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $5.3 million, repurchases of common stock of $13.0 million and cash dividend payments of $10.0 million, offset in part by net cash provided by financing activities from excess tax benefits from share-based awards of $1.6 million.

Dividend Payments

During fiscal 2016 and 2015 our total quarterly dividend payout was $10.0 million and $9.0 million, respectively. During fiscal 2014, we did not pay dividends on our outstanding common stock. The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report.

On April 27, 2016, our Board of Directors declared a cash dividend of $0.12 per share on our outstanding common stock to be paid on June 17, 2016 to all shareholders of record as of the close of business on June 3, 2016. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of March 31, 2016, $24.0 million of our common stock was available for repurchase under our share repurchase program.

Since the share repurchase program began, through March 31, 2016, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During fiscal 2016, we repurchased 325,000 shares of our common stock at a total cost of $13.0 million and an average per share cost including commission expense of $40.18. During fiscal 2015, we did not repurchase any shares of our common stock. During fiscal 2014, we repurchased 86,000 shares of our common stock for a total cost of $3.0 million and an average per share cost including commission expense of $34.58. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

As of March 31, 2016, our contractual obligations for succeeding fiscal years are as follows (in thousands):

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	After 2021
Long-term debt obligations	$538	$123	$231	$184	$-
Operating lease obligations	24,600	2,386	4,576	4,668	12,970
Purchase obligations	11,522	7,024	4,498	-	-
Other long-term liabilities	1,077	1,077		-	-
Total	$37,737	$10,610	$9,305	$4,852	$12,970

Long-term Debt Obligations. Long-term debt obligations include current and non-current portion of long-term debt and interest payments associated with notes payable to the Community Redevelopment Agency of the City of Union City. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Operating Lease Obligations. Operating lease obligations comprised our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2017 through fiscal 2026. Our principal facilities located in Union City, California are leased under a non-cancelable operating lease agreement, which expires in fiscal 2026. See Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Purchase Obligations. Our purchase commitments comprise of supply and inventory related agreements. See Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Other Long-term Liabilities. Other long-term liabilities in the preceding table include the current portion, as recorded on our consolidated balance sheet, of an installment payment obligations payable in fiscal year 2017 in connection with our acquisition of QCR and Trio in November 2014. See Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Contingencies

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At March 31, 2016, our short-term and long-term investments totaled $41.5 million and $22.5 million, respectively, consisting of investments in certificates of deposit, commercial paper and corporate bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive loss, net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at March 31, 2016, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of March 31, 2016, we had $56.9 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at March 31, 2016 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of March 31, 2016, our investments classified as available-for-sale totaled $7.0 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2016, 2015 and 2014.

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

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the year ended March 31, 2016. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of March 31, 2016, the total carrying amount of our investment in SMB was $2.7 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Item 8.	Financial Statements and Supplementary Data

ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. and its subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. and its subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Tredway Commission and our report dated May 31, 2016 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
May 31, 2016

ABAXIS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
ASSETS	2016	2015
Current assets:
Cash and cash equivalents	$88,323	$107,015
Short-term investments	41,474	26,109
Receivables (net of allowances of $479 in 2016 and $247 in 2015)	35,148	29,015
Inventories	35,131	36,179
Prepaid expenses and other current assets	6,351	2,893
Net deferred tax assets, current	4,810	6,575
Current assets of discontinued operations	961	2,075
Total current assets	212,198	209,861
Long-term investments	22,458	24,181
Investment in unconsolidated affiliate	2,705	2,683
Property and equipment, net	26,842	27,316
Intangible assets, net	1,324	1,491
Net deferred tax assets, non-current	3,903	3,413
Non-current assets of discontinued operations	-	12
Other assets	1,950	107
Total assets	$271,380	$269,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,292	$7,277
Accrued payroll and related expenses	8,349	11,094
Accrued taxes	1,145	4,829
Current liabilities of discontinued operations	112	5,536
Other accrued liabilities	9,393	9,804
Deferred revenue	1,600	1,322
Warranty reserve	1,281	1,423
Total current liabilities	29,172	41,285
Non-current liabilities:
Deferred revenue	2,274	3,219
Warranty reserve	1,927	1,733
Net deferred tax liabilities	384	310
Notes payable, less current portion	379	480
Other non-current liabilities	932	1,843
Total non-current liabilities	5,896	7,585
Total liabilities	35,068	48,870
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2016 and 2015	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,408,000 and 22,539,000 shares issued and outstanding in 2016 and 2015, respectively	127,016	132,559
Retained earnings	109,303	87,643
Accumulated other comprehensive loss	(7)	(8)
Total shareholders' equity	236,312	220,194
Total liabilities and shareholders' equity	$271,380	$269,064

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014
Revenues	$218,901	$202,593	$162,031
Cost of revenues	95,649	93,623	78,081
Gross profit	123,252	108,970	83,950
Operating expenses:
Research and development	18,388	16,327	13,647
Sales and marketing	42,526	42,147	34,742
General and administrative	15,984	16,192	11,333
Total operating expenses	76,898	74,666	59,722
Income from operations	46,354	34,304	24,228
Interest and other income (expense), net	793	(1,262)	994
Income from continuing operations before income tax provision	47,147	33,042	25,222
Income tax provision	16,073	12,239	8,993
Income from continuing operations	31,074	20,803	16,229
Discontinued operations (Note 3)
Loss from discontinued operations, net of tax	(3)	(1,154)	(2,044)
Gain on sale of discontinued operations, net of tax	559	7,682	-
Net income	$31,630	$27,331	$14,185

Net income (loss) per share:
Basic
Continuing operations	$1.37	$0.92	$0.73
Discontinued operations	0.03	0.29	(0.09)
Basic net income per share	$1.40	$1.21	$0.64

Diluted
Continuing operations	$1.36	$0.91	$0.72
Discontinued operations	0.02	0.29	(0.09)
Diluted net income per share	$1.38	$1.20	$0.63

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,661	22,497	22,270
Weighted average common shares outstanding - diluted	22,883	22,787	22,575

Cash dividends declared per share	$0.44	$0.40	$-

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended March 31,
	2016	2015	2014
Net income	$31,630	$27,331	$14,185
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	2	(5)	(79)
Tax provision (benefit) on other comprehensive income (loss)	1	(2)	(32)
Other comprehensive income (loss), net of tax	1	(3)	(47)
Comprehensive income	$31,631	$27,328	$14,138

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

				Accumulated Other Comprehensive	Total
	Common Stock		Retained	Income	Shareholders'
	Shares	Amount	Earnings	(Loss)	Equity
Balances at March 31, 2013	22,120,000	$121,019	$55,133	$42	$176,194
Common stock issued under stock option exercises	70,000	1,455	-	-	1,455
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	204,000	(4,683)	-	-	(4,683)
Repurchases of common stock, net	(86,000)	(2,981)	-	-	(2,981)
Share-based compensation	-	7,629	-	-	7,629
Excess tax benefits from share-based awards and other tax adjustments	-	2,164	-	-	2,164
Net income	-	-	14,185	-	14,185
Other comprehensive income (loss), net of tax	-	-	-	(47)	(47)
Balances at March 31, 2014	22,308,000	124,603	69,318	(5)	193,916
Common stock issued under stock option exercises	2,000	31	-	-	31
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	203,000	(3,026)	-	-	(3,026)
Warrant exercises	26,000	78	-	-	78
Dividends to shareholders	-	-	(9,006)	-	(9,006)
Share-based compensation	-	9,759	-	-	9,759
Compensation expense recognized on accelerated vesting of warrants	-	168	-	-	168
Excess tax benefits from share-based awards and other tax adjustments	-	946	-	-	946
Net income	-	-	27,331	-	27,331
Other comprehensive income (loss), net of tax	-	-	-	(3)	(3)
Balances at March 31, 2015	22,539,000	132,559	87,643	(8)	220,194
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	190,000	(5,250)	-	-	(5,250)
Warrant exercises	4,000	12	-	-	12
Repurchases of common stock, net	(325,000)	(13,040)	-	-	(13,040)
Dividends to shareholders	-	-	(9,970)	-	(9,970)
Share-based compensation	-	11,114	-	-	11,114
Excess tax benefits from share-based awards and other tax adjustments	-	1,621	-	-	1,621
Net income	-	-	31,630	-	31,630
Other comprehensive income (loss), net of tax	-	-	-	1	1
Balances at March 31, 2016	22,408,000	$127,016	$109,303	$(7)	$236,312

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$31,630	$27,331	$14,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,697	8,486	7,427
Investment premium amortization, net	1,180	635	530
Gain on sale of discontinued operations, net of tax	(559)	(7,682)	-
Net loss on disposals of property and equipment	103	8	20
Impairment loss of intangible assets	13	-	-
Foreign exchange (gain) loss	(149)	1,794	(477)
Share-based compensation expense	11,100	9,787	7,643
Excess tax benefits from share-based awards	(1,621)	(961)	(2,164)
Deferred income taxes	1,317	(3,954)	(785)
Equity in net income of unconsolidated affiliate	(22)	(37)	(33)
Changes in assets and liabilities:
Receivables, net	(4,914)	(1,306)	11,171
Inventories	74	(10,135)	(2,491)
Prepaid expenses and other current assets	(1,912)	787	2,962
Other assets	(1,829)	(55)	21
Accounts payable	(443)	116	(2,018)
Accrued payroll and related expenses	(3,081)	6,776	(1,626)
Accrued taxes	(4,065)	(1,294)	690
Other liabilities	(4,848)	5,514	(98)
Deferred revenue	(667)	(702)	131
Warranty reserve	52	1,288	484
Net cash provided by operating activities	28,056	36,396	35,572
Cash flows from investing activities:
Purchases of available-for-sale investments	(2,731)	-	(4,384)
Purchases of held-to-maturity investments	(61,049)	(36,804)	(27,798)
Proceeds from maturities and redemptions of available-for-sale investments	-	6,498	1,023
Proceeds from maturities and redemptions of held-to-maturity investments	48,959	26,969	23,311
Purchases of property and equipment	(5,185)	(6,077)	(5,554)
Proceeds from disposals of property and equipment	-	25	44
Acquisitions, net of cash acquired	(1,131)	(618)	-
Proceeds from sale of discontinued operations	900	20,100	-
Net cash provided by (used in) investing activities	(20,237)	10,093	(13,358)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	31	1,455
Tax withholdings related to net share settlements of restricted stock units	(5,250)	(3,026)	(4,683)
Excess tax benefits from share-based awards	1,621	961	2,164
Repurchases of common stock	(13,040)	-	(2,981)
Proceeds from the exercise of warrants	12	78	-
Dividends paid	(9,970)	(9,006)	-
Net cash used in financing activities	(26,627)	(10,962)	(4,045)
Effect of exchange rate changes on cash and cash equivalents	116	(2,101)	510
Net increase (decrease) in cash and cash equivalents	(18,692)	33,426	18,679
Cash and cash equivalents at beginning of year	107,015	73,589	54,910
Cash and cash equivalents at end of year	$88,323	$107,015	$73,589
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$19,927	$15,888	$4,943
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$1	$(3)	$(47)
Transfers of equipment between inventory and property and equipment, net	$987	$2,295	$2,285
Net change in capitalized share-based compensation	$14	$(29)	$(14)
Common stock withheld for employee taxes in connection with share-based compensation	$5,250	$3,026	$4,683
Repayment of notes payable by credits from municipal agency	$101	$101	$101
Settlement of preexisting business relationship in connection with acquisition	$-	$931	$-
Installment payment obligation accrued related to acquisition	$-	$2,336	$-

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2016, 2015 AND 2014

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Abaxis, Inc. (“Abaxis,” the “Company,” “our,” “us,” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems that are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements. We conduct business worldwide and manage our business on the basis of the following two reportable segments: the medical market and the veterinary market.

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

Realized gains and losses from investments are included in “Interest and other income (expense), net,” computed using the specific identification cost method. We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are determined to be other-than-temporary, if any, are recorded as charges against “Interest and other income (expense), net” in the consolidated statements of income. We did not recognize any impairment loss on investments during fiscal 2016, 2015 or 2014.

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

We sell our products to distributors and direct customers located primarily in North America, Europe and other countries. Credit is extended to our customers and we generally do not require our customers to provide collateral for purchases on credit. Credit risks are mitigated by our credit evaluation process and monitoring the amounts owed to us, taking appropriate action when necessary. Collection of receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. We maintain an allowance for doubtful accounts, but historically have not experienced any material losses related to an individual customer or group of customers in any particular industry or geographic area. At March 31, 2016, one distributor in the United States accounted for 25% of our total receivables balance. At March 31, 2015, one distributor in the United States accounted for 26% of our total receivables balance.

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

Inventories. Inventories include material, labor and manufacturing overhead, and are stated at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or market. Provisions for excess, obsolete and unusable inventories are determined primarily by management’s evaluation of future demand of our products and market conditions. We account for the provisions of excess, obsolete and unusable inventories as a charge to cost of revenues, and a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. During fiscal 2016, 2015 and 2014, we recorded our proportionate share of the investee’s net income or loss in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We did not recognize any impairment loss on investment in unconsolidated affiliate during fiscal 2016, 2015 or 2014.

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

Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines. We did not capitalize interest on constructed assets during fiscal 2016 or 2015 due to immateriality.

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

Intangible Assets. Intangible assets, consisted of customer relationships, tradename, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 2-10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During fiscal 2016, 2015 and 2014, our changes in estimated useful life of intangible assets were not significant, except as noted below in “Valuation of Long-Lived Assets.”

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During fiscal 2016, 2015 and 2014, we recognized impairment charges on long-lived assets of $13,000, $1.9 million and $0, respectively. The impairment charges on our long-lived assets in fiscal 2015 were in relation to the property and equipment and intangible assets of the AVRL business, which has been offset against the gain from the sale of AVRL on the consolidated statement of income for fiscal 2015.

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

Amounts collected in advance of revenue recognition are recorded as a current or non-current deferred revenue liability based on the time from the balance sheet date to the future date of revenue recognition. We recognize revenue associated with extended maintenance agreements ratably over the life of the contract. Until March 2015, we offered discounts on AVRL services for a specified period as incentives. Discounts were reductions to invoiced amounts within a specified period and were recorded at the time services are performed.

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

Until March 2015, we offered customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory. We applied judgment in determining whether future discounts are significant and incremental. When the future discount offered was not considered significant and incremental, we did not account for the discount as an element of the original arrangement. To determine whether a discount was significant and incremental, we looked to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the multiple element arrangement approximated the discount typically provided in standalone sales, that discount is not considered incremental. During fiscal 2015 and 2014, our customer incentive programs with future discounts were not significant and in fiscal 2016 we did not offer any such incentives.

Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers. In the veterinary market, we may offer arrangements to end users for monthly payments of instrument and consumable purchases over a term of six years. The present value of lease receivables, including accrued interest, was $2.1 million and $0, as of March 31, 2016 and 2015, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

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

•	Volume-based Incentives. Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period. The pricing rebate program is primarily offered to distributors and group purchasing organizations in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate and record the rebate as a deduction to gross revenues when we record the sale of the product. The rebate is recorded as a reserve to offset accounts receivable as settlements are made through offsets to outstanding customer invoices. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at the end of each period are based upon distributors and group purchasing organizations meeting the purchase requirements during the quarter.

•	Distributor Rebate Incentives. During fiscal 2016 and 2015, we offered a customer sales incentive program, whereby distributors were offered a rebate upon meeting certain requirements. We recognize the rebate obligation as a reduction of revenue at the later of the date on which we sell the product or the date the program is offered. These customer sales incentive programs require management to estimate the rebate amounts to distributors who will qualify for the incentive during the promotional period. We record the estimated liability in other current accrued liabilities on our consolidated balance sheet. Management’s estimates are based on historical experience and the specific terms and conditions of the incentive programs.

•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

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

Advertising Expenses. Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred. Advertising expenses were $0.7 million, $0.9 million and $0.8 million for fiscal 2016, 2015 and 2014, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2016 and 2015, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. For fiscal 2016, 2015 and 2014, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2016 and 2015, we had no accrued interest or penalties.

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

Net Income Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. Dilutive potential common shares outstanding include outstanding stock options, restricted stock units and warrants.

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

Foreign Currency. The U.S. dollar is the functional currency for our international subsidiaries. Foreign currency transactions of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and (losses), which were included in “Interest and other income (expense), net” on the consolidated statements of income and were $0.1 million, $(1.8) million and $0.5 million for fiscal 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements

Revenue from Contracts with Customers: In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Simplifying the Measurement of Inventory: In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330),” (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740),” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts. ASU 2015-17 is effective beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10),” (“ASU 2016-01”), which changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective beginning in the first quarter of fiscal year 2019. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Leases: In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”), which amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. ASU 2016-02 is effective for us beginning in the first quarter of fiscal year 2020 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Employee Share-Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” (“ASU 2016-09”), which simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 will become effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

NOTE 2.	ACQUISITIONS

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

During the third quarter of fiscal 2016, we paid the first installment obligation of GBP 750,000, or $1.1 million, based on the GBP to U.S. dollar exchange rate on the date of payment. The second installment of GBP 750,000 will be placed in escrow as security for post-closing indemnification obligations of certain of the sellers. Based on the GBP to U.S. dollar exchange rate, as of March 31, 2016, $1.1 million was payable pursuant to these obligations. Any amounts remaining in escrow after three years following the closing date will be released to these sellers in calendar year 2017, net of any outstanding indemnification claims. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximated their fair value due to their short-term nature and no gain or loss was recorded.

The following table summarizes the acquisition date fair value of net tangible assets acquired and liabilities assumed from QCR and Trio (in thousands):

Fair Value
Net tangible assets acquired	$5,248
Intangible assets
Customer relationships	1,535
Tradename	16
Deferred tax liabilities	(336)
Total	$6,463

The useful lives for the customer relationships and tradename intangible assets acquired in the acquisition are ten years and two years, respectively, and are amortized on a straight-line basis. See Note 9, “Intangible Assets, Net” for additional information.

We evaluated certain assets and liabilities related to the QCR and Trio acquisition during the measurement period, which terminated 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities and corresponding adjustments to the purchase price allocation were insignificant.

Abaxis UK, our wholly-owned subsidiary in the United Kingdom, was formed by our acquisition of Quality Clinical Reagents Limited and Trio Diagnostics (Ireland) Ltd in November 2014. Our consolidated financial statements include the operating results of our business combination and the consolidation of Abaxis UK from the date of acquisition.

NOTE 3.	DISCONTINUED OPERATIONS

On March 18, 2015, we entered into an asset purchase agreement (“APA”) with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The total purchase price under the APA was $21.0 million in cash. During the fourth quarter of fiscal 2015, we received $20.1 million in cash proceeds and we recorded a gain on sale of discontinued operations, net of tax of $7.7 million. During the fourth quarter of fiscal 2016, we recorded $0.6 million, net of tax, as a gain on sale of discontinued operations, upon meeting certain conditions by the first anniversary of the closing date in March 2016.

In accordance with ASC 205, “Presentation of Financial Statements – Discontinued Operations,” a business is classified as a discontinued operation when: (i) the operations and cash flows of the business can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the business has either been disposed of or is classified as held for sale; and (iii) the Company will not have any significant continuing involvement in the operations of the business after the disposal transactions. In accordance with the accounting guidance, the AVRL business represents a separate asset group and the sale of assets in this business qualifies as a discontinued operation.

In connection with the sale of our AVRL business, we recognized a pre-tax gain of $12.3 million ($7.7 million after-tax) on the sale of discontinued operations during fiscal 2015, and a pre-tax gain of $0.9 million ($0.6 million after-tax) on the sale of discontinued operations during fiscal 2016. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the costs incurred in connection with the sale of AVRL. During the fourth quarter of fiscal 2015, we recorded costs of $7.8 million related to cash payments for employee-related costs, including severance, contract termination and other associated costs. In connection with the transaction, we recorded disposal of and an impairment charge on long-lived assets of $1.9 million during fiscal 2015. These items partially offset the cash proceeds that we received in accordance with the terms of the APA. The following table summarizes the components of the gain (in thousands):

	Year Ended March 31,
	2016	2015
Cash proceeds received or realized	$900	$20,100
Less: Book value of net assets sold	-	(618)
Less: Costs incurred directly attributable to the transaction	-	(5,211)
Net proceeds from sale of discontinued operations	900	14,271
Less: Disposal and impairment of long-lived assets	-	(1,941)
Gain on sale of discontinued operations	900	12,330
Income tax expense	341	4,648
Net gain on sale of discontinued operations	$559	$7,682

The results from discontinued operations were as follows (in thousands):

	Year Ended March 31,
Discontinued operations:	2016	2015	2014
Revenues	$760	$14,202	$9,839
Cost of revenues	985	12,614	10,680
Gross profit (loss)	(225)	1,588	(841)
Sales and marketing expense	(91)	3,442	2,588
Other income (expense), net	127	-	150
Loss before income tax provision	(7)	(1,854)	(3,279)
Income tax provision (benefit)	(4)	(700)	(1,235)
Net loss of discontinued operations	$(3)	$(1,154)	$(2,044)
Gain on sale of discontinued operations, net of tax	$559	$7,682	$-

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):
	March 31,
	2016	2015
Receivables, net	$949	$2,075
Prepaid expenses and other current assets	12	-
Total current assets of discontinued operations	$961	$2,075

Other assets	$-	$12
Total non-current assets of discontinued operations	$-	$12

Accounts payable	$-	$449
Other current liabilities	112	5,087
Total current liabilities of discontinued operations	$112	$5,536

NOTE 4.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of March 31, 2016 and 2015 (in thousands):

	Available-for-Sale Investments
March 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$7,037	$-	$(12)	$7,025
Total available-for-sale investments	$7,037	$-	$(12)	$7,025

	Held-to-Maturity Investments
March 31, 2016	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$2,737	$3	$-	$2,740
Commercial paper	12,455	-	(6)	12,449
Corporate bonds	41,715	-	(117)	41,598
Total held-to-maturity investments	$56,907	$3	$(123)	$56,787

	Available-for-Sale Investments
March 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$4,346	$-	$(14)	$4,332
Total available-for-sale investments	$4,346	$-	$(14)	$4,332

	Held-to-Maturity Investments
March 31, 2015	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$6,717	$4	$(1)	$6,720
Commercial paper	13,484	1	-	13,485
Corporate bonds	22,773	21	(71)	22,723
Municipal bonds	2,984	21	(1)	3,004
Total held-to-maturity investments	$45,958	$47	$(73)	$45,932

The amortized cost of our held-to-maturity investments approximates their fair value. As of March 31, 2016 and 2015, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of March 31, 2016 and 2015, we had unrealized losses on available-for-sale investments, net of related income taxes of $7,000 and $8,000, respectively. Redemptions of investments in accordance with the callable provisions during fiscal 2016, 2015 and 2014 were $0, $1.3 million and $0.6 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of March 31, 2016 and 2015 (in thousands):

	March 31, 2016		March 31, 2016
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$4,314	$4,311	$37,163	$37,128
Due in 1 to 4 years	2,723	2,714	19,744	19,659
Total investments	$7,037	$7,025	$56,907	$56,787

	March 31, 2015		March 31, 2015
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$-	$-	$26,109	$26,151
Due in 1 to 4 years	4,346	4,332	19,849	19,781
Total investments	$4,346	$4,332	$45,958	$45,932

NOTE 5.	FAIR VALUE MEASUREMENTS

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of March 31, 2016 and 2015 (in thousands):

	As of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,834	$-	$-	$9,834
Available-for-sale investments:
Corporate bonds	-	7,025	-	7,025
Total assets at fair value	$9,834	$7,025	$-	$16,859

	As of March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,053	$-	$-	$3,053
Available-for-sale investments:
Corporate bonds	-	4,332	-	4,332
Total assets at fair value	$3,053	$4,332	$-	$7,385

As of March 31, 2016 and 2015, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of March 31, 2016 and 2015, our Level 2 financial assets primarily consisted of corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of March 31, 2016 and 2015, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during fiscal 2016, 2015 and 2014.

NOTE 6.	INVENTORIES

Components of inventories at March 31, 2016 and 2015 were as follows (in thousands):

	March 31,
	2016	2015
Raw materials	$15,737	$16,436
Work-in-process	6,039	3,984
Finished goods	13,355	15,759
Inventories	$35,131	$36,179

NOTE 7.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. During fiscal 2016, 2015 and 2014, we recorded our allocated portions of SMB’s net income of $22,000, $37,000 and $33,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the consolidated statements of income.

NOTE 8.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2016 and 2015 consisted of the following (in thousands):

	March 31,
	2016	2015
Property and equipment at cost:
Machinery and equipment	$37,352	$36,296
Furniture and fixtures	3,878	3,162
Computer equipment	6,593	6,356
Building and leasehold improvements	11,663	11,096
Construction in progress	6,858	4,924
	66,344	61,834
Accumulated depreciation and amortization	(39,502)	(34,518)
Property and equipment, net	$26,842	$27,316

Depreciation and amortization expense for property and equipment from continuing operations amounted to $6.5 million, $6.3 million and $5.1 million in fiscal 2016, 2015 and 2014, respectively. Depreciation and amortization expense for property and equipment from discontinued operations amounted to $0, $0.9 million and $0.8 million in fiscal 2016, 2015 and 2014, respectively.

In connection with the sale of assets of our AVRL business in March 2015, we recorded an impairment charge of $1.6 million to reduce the carrying value of certain property and equipment to its estimated net realizable value (fair value less costs to sell) during the fourth quarter of fiscal 2015.

NOTE 9.	INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2016 and 2015 consisted of the following (in thousands):

	Balance, March 31, 2016
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,535	$211	$1,324
Total intangible assets	$1,535	$211	$1,324

	Balance, March 31, 2015
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,535	$57	$1,478
Tradename	16	3	13
Total intangible assets	$1,551	$60	$1,491

In November 2014, in connection with our acquisition of 100% of the outstanding stock of QCR and Trio, both based in the United Kingdom, we acquired intangible assets related to customer relationships and tradename, which are amortized on a straight-line basis over its useful lives of ten years and two years, respectively. During fiscal 2016, we recorded an impairment charge of $13,000 to reduce the carrying value of the intangible assets related to tradename to its estimated net realizable value (fair value less costs to sell).

In January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH (predecessor to Alere Switzerland GmbH (“Alere”), pursuant to which we licensed co-exclusively certain worldwide patent rights. We paid a $5.0 million up-front license fee to Alere in January 2009, which was recorded as an intangible asset on the consolidated balance sheets. The related intangible asset was fully amortized during the fourth quarter of fiscal 2015. Effective February 2015, we terminated our license agreement with Alere as the licensed patents that we used had expired.

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

Amortization expense for intangible assets from continuing operations, included in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used, amounted to $0.2 million, $1.2 million and $1.4 million in fiscal 2016, 2015 and 2014, respectively. Amortization expense for intangible assets from discontinued operations amounted to $0, $0.1 million and $0.1 million in fiscal 2016, 2015 and 2014, respectively. Based on our intangible assets subject to amortization as of March 31, 2016, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2017	2018	2019	2020	2021	Thereafter
Amortization expense	$1,324	$154	$154	$154	$154	$154	$554

NOTE 10.	WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Effective October 2013, we prospectively changed our standard warranty obligations on certain instruments sold from three to five years. The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2016, 2015 and 2014. During fiscal 2016, we recorded an adjustment to pre-existing warranties of $0.2 million, which reduced our warranty reserves and our cost of revenues, based on our historical experience and our projected performance rate of instruments.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. For fiscal 2016, 2015 and 2014, the provision for warranty expense related to replacement of defective reagent discs was $0.4 million, $0.2 million and $0.5 million, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at March 31, 2016 and 2015 was $0.5 million and $0.5 million, respectively, which was classified as a current liability on the consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during fiscal 2016, 2015 and 2014 is summarized as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Balance at beginning of period	$3,156	$1,868	$1,384
Provision for warranty expense	1,615	2,647	2,068
Warranty costs incurred	(1,340)	(1,359)	(1,584)
Adjustment to pre-existing warranties	(223)	-	-
Balance at end of period	3,208	3,156	1,868
Non-current portion of warranty reserve	1,927	1,733	821
Current portion of warranty reserve	$1,281	$1,423	$1,047

NOTE 11.	BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of March 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively, and as of March 31, 2015, our short-term and long-term notes payable balances were $0.1 million and $0.5 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2016.

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

NOTE 12.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities at March 31, 2016 and 2015 consisted of the following (in thousands):

	March 31, 2016	March 31, 2015
Accrued liabilities for customer sales incentive programs	$4,973	$5,507
Installment payment obligation accrued related to acquisition	1,077	1,111
Other current accrued liabilities	3,343	3,186
Total other current accrued liabilities	$9,393	$9,804

At March 31, 2016 and 2015, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

At March 31, 2016 and 2015, we recorded $1.1 million (or GBP 750,000), based on the GBP to U.S. dollar exchange rate on such date, in other current accrued liabilities in the consolidated balance sheets, related to an installment payment obligation to acquire QCR and Trio in November 2014. Since the exchange rate can fluctuate in the future, the installment payment obligation related to acquisition in absolute dollars will change accordingly. See Note 2, “Acquisitions” for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes, royalties and professional costs.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2016, our contractual obligations for our operating lease obligations for succeeding years are as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease obligations	$24,600	$2,386	$2,292	$2,284	$2,304	$2,364	$12,970

Our operating lease obligations comprised our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2017 through fiscal 2026. Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2026. The monthly rental payments on principal facilities lease increase based on a predetermined schedule and accordingly, we recognize rent expense on a straight-line basis over the life of the lease. Rent expense from continuing operations under operating leases was $2.3 million, $2.0 million and $2.0 million for fiscal 2016, 2015 and 2014, respectively. Rent expense from discontinued operations under operating leases was $0, $0.2 million and $0.1 million for fiscal 2016, 2015 and 2014, respectively.

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $11.5 million as of March 31, 2016. These purchase order commitments primarily include our purchase obligations to purchase from SMB of Denmark through calendar year 2016 and Diatron of Hungary through fiscal 2018.

Patent Licensing Agreement. From January 2009 to February 2015, under our license agreement with Alere, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement enabled us to develop and market products under rights from Alere in the animal health and laboratory animal research markets. In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $0.5 million to $1.0 million per year, which fee was creditable against any royalties due during such calendar year. The royalties, if any, were payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees were payable for so long as we desire to maintain exclusivity under the agreement. Effective February 2015, we terminated our license agreement with Alere as the licensed patents that we used had expired. In accordance with the terms of the license agreement, we had no outstanding liabilities related to this license agreement at March 31, 2016.

Litigation

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 14.	EMPLOYEE BENEFIT PLAN

We have established the Abaxis 401(k) Plan (the “401(k) Plan”), a tax deferred savings plan, for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. We may make quarterly contributions to the plan at the discretion of our Board of Directors either in cash or in common stock. Our matching contributions, on a consolidated basis, to the tax deferred savings plan totaled $0.7 million, $0.7 million and $0.3 million in fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, 2015 and 2014, our matching contributions were made in cash. We did not have any matching contributions in the form of common stock in fiscal 2016, 2015 and 2014.

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

As of March 31, 2016, the 2014 Plan provided for the issuance of a maximum of 1,712,409 shares, of which 679,000 shares of common stock were then available for future issuance pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

2005 Equity Incentive Plan. Our 2005 Plan was originally approved by our shareholders in October 2005 and restated and amended our 1998 Stock Option Plan. Our 2005 Plan allowed for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. Our 2005 Plan was succeeded by our 2014 Plan upon adoption of our 2014 Plan on October 22, 2014, and no additional awards may be made under our 2005 Plan. However, as described above, the 2005 Available Pool became available for issuance under the 2014 Plan and Returning Shares may become available under the 2014 Plan from time to time.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related stock option and restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units for fiscal 2016, 2015 and 2014, which is included in our consolidated statements of income (in thousands, except per share data):
	Year Ended March 31,
	2016	2015	2014
Cost of revenues (1)	$1,261	$1,409	$1,105
Research and development	2,056	1,574	1,138
Sales and marketing (2)	3,189	3,156	2,146
General and administrative	4,594	3,648	3,254
Share-based compensation expense before income taxes	11,100	9,787	7,643
Income tax benefit	(3,903)	(3,293)	(2,605)
Total share-based compensation expense after income taxes	$7,197	$6,494	$5,038
Net impact of share-based compensation on:
Basic net income per share	$0.32	$0.29	$0.23
Diluted net income per share	$0.31	$0.28	$0.22

(1)	Cost of revenues reported in the table include share-based compensation expense from continuing and discontinued operations. Share-based compensation expense included in cost of revenues from continuing operations during fiscal 2016, 2015 and 2014, was $1.1 million, $1.1 million and $1.0 million, respectively, and from discontinued operations during fiscal 2016, 2015 and 2014, was $0.1 million, $0.3 million and $0.1 million, respectively.

(2)	Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. Share-based compensation expense included in sales and marketing expenses from continuing operations during fiscal 2016, 2015 and 2014 was $3.0 million, $2.4 million and $1.9 million, respectively, and from discontinued operations during fiscal 2016, 2015 and 2014 was $0.2 million, $0.7 million and $0.2 million, respectively.

Share-based compensation has been classified in the consolidated statements of income or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at March 31, 2016, 2015 and 2014 were $0.1 million, $0.1 million and $0.1 million, respectively, which were included in inventories on our consolidated balance sheets.

Cash Flow Impact

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for fiscal 2016, 2015 and 2014 were $1.6 million, $0.9 million and $2.2 million, respectively.

Stock Options

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. Option awards to consultants were insignificant. Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of March 31, 2016 and 2015, we had no unrecognized compensation expense related to stock options granted. As of March 31, 2016, there were no stock options outstanding.

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2013
(72,000 shares exercisable at a weighted average exercise price of $20.50 per share)	72,000	$20.50
Granted	-	-
Exercised	(70,000)	20.74
Canceled or forfeited	-	-
Outstanding at March 31, 2014
(2,000 shares exercisable at a weighted average exercise price of $13.24 per share)	2,000	$13.24
Granted	-	-
Exercised	(2,000)	13.24
Canceled or forfeited	-	-
Outstanding at March 31, 2015	-	$-

During fiscal 2016, there were no stock options granted, exercised, canceled or forfeited. As of March 31, 2016 and 2015, there were no stock options outstanding or exercisable. Total intrinsic value of stock options exercised during fiscal 2016, 2015 and 2014 was $0, $92,000 and $1.2 million, respectively. Cash proceeds from stock options exercised during fiscal 2016, 2015 and 2014 were $0, $31,000 and $1.5 million, respectively.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of March 31, 2016, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $16.7 million, which is expected to be recognized over a weighted average service period of 1.9 years.

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

In fiscal 2014, 2015, 2016 and 2017, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) described below. These restricted stock units vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

In April 2013, in consideration of the grant of restricted stock unit awards (performance vesting) to our executive officers in fiscal 2014, 75% of the remaining restricted stock unit awards (performance vesting) to our executive officers that were granted in fiscal 2013, which consisted of the second, third and fourth tranches, were cancelled. As a result, these restricted stock units are no longer outstanding and were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95.

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). The aggregate estimated grant date fair value of the FY2015 Performance RSUs was $7.0 million based on the closing market price of our common stock on the date of grant. During fiscal 2016 and 2015, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets would be met.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 Performance RSUs”). The aggregate estimated grant date fair value of the FY2016 Performance RSUs was $10.3 million based on the closing market price of our common stock on the date of grant.  During fiscal 2016, we recorded share-based compensation expense ratably over the vesting terms of the FY2016 Performance RSUs, as we determined that the performance targets would be met.

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 152,000 shares of common stock to our executive officers and to certain of our employees (the “FY2017 Performance RSUs”) that contained the foregoing time-based and performance-based vesting terms, except that the restricted stock units granted to our CEO, Mr. Clinton Severson, vest as follows:

•	approximately 18% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from operations target described above and continuous service until the third anniversary of the date of grant;

•	approximately 18% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from operations target described above and continuous service until the fourth anniversary of the date of grant;

•	approximately 32% of the shares subject to an award vest in full upon achieving 100% of the consolidated income from operations target described above and continuous service until the third anniversary of the date of grant; and

•	approximately 32% of the shares subject to an award vest in full upon achieving 100% of the consolidated income from operations target described above and continuous service until the fourth anniversary of the date of grant.

The aggregate estimated grant date fair value of the FY2017 Performance RSUs was $6.8 million based on the closing market price of our common stock on the date of grant.

As of March 31, 2016, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $7.4 million, which is expected to be recognized over a weighted average service period of 2.0 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2016, 2015 and 2014:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares(2)	Weighted Average Grant Date Fair Value(1)
Unvested at March 31, 2013	980,000	$26.42	21,000	$35.62
Granted	175,000	41.29	129,000	42.43
Vested(3)	(295,000)	21.73	(21,000)	35.62
Canceled and forfeited	(86,000)	31.61	(16,000)	42.43
Unvested at March 31, 2014	774,000	$30.98	113,000	$42.43
Granted	189,000	43.85	172,000	40.82
Vested(3)	(272,000)	27.24	-	-
Canceled and forfeited	(12,000)	30.37	(137,000)	42.15
Unvested at March 31, 2015	679,000	$36.08	148,000	$40.82
Granted	188,000	52.90	187,000	55.08
Vested(3)	(288,000)	30.06	-	-
Canceled and forfeited	(55,000)	36.48	(24,000)	55.08
Unvested at March 31, 2016	524,000	$45.37	311,000	$48.29

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The shares granted during fiscal 2013 and unvested at March 31, 2013 related to restricted stock unit awards (performance vesting) do not include the awards approved by the Compensation Committee during the fiscal year 2013 that were deemed not to have been granted in accordance with ASC 718-10-55-95.
(3)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during fiscal 2016, 2015 and 2014 was $15.3 million, $11.7 million and $13.2 million, respectively. The total grant date fair value of restricted stock units vested during fiscal 2016, 2015 and 2014 was $8.6 million, $7.4 million, and $7.2 million, respectively.

NOTE 16.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of March 31, 2016, $24.0 million of our common stock was available for repurchase under our share repurchase program.

Since the share repurchase program began, through March 31, 2016, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During fiscal 2016, we repurchased 325,000 shares of our common stock at a total cost of $13.0 million and an average per share cost including commission expense of $40.18. During fiscal 2015, we did not repurchase any shares of our common stock. During fiscal 2014, we repurchased 86,000 shares at a total cost of $3.0 million and an average per share cost including commission expense of $34.58. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During fiscal 2016 and 2015 our total quarterly dividend payout was $10.0 million and $9.0 million, respectively, and were made from retained earnings. During fiscal 2014, we did not pay dividends on our outstanding common stock. See Note 21, “Summary of Quarterly Data (Unaudited)” for further information on quarterly dividends declared on our common stock during the past two fiscal years.

Common Stock Warrants

As of March 31, 2016, there were no warrants outstanding. During fiscal 2016, we issued 4,000 shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share.

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

The computations for basic and diluted net income from continuing and discontinued operations per share are as follows (in thousands, except share and per share data):

	Year Ended March 31,
	2016	2015	2014
Income from continuing operations	$31,074	$20,803	$16,229
Loss from discontinued operations, net of tax	(3)	(1,154)	(2,044)
Gain on sale of discontinued operations, net of tax	559	7,682	-
Net income	$31,630	$27,331	$14,185

Weighted average common shares outstanding:
Basic	22,661,000	22,497,000	22,270,000
Effect of dilutive securities:
Stock options	-	1,000	20,000
Restricted stock units	221,000	276,000	257,000
Warrants	1,000	13,000	28,000
Diluted	22,883,000	22,787,000	22,575,000

Net income (loss) per share:
Basic
Continuing operations	$1.37	$0.92	$0.73
Discontinued operations	0.03	0.29	(0.09)
Basic net income per share	$1.40	$1.21	$0.64

Diluted
Continuing operations	$1.36	$0.91	$0.72
Discontinued operations	0.02	0.29	(0.09)
Diluted net income per share	$1.38	$1.20	$0.63

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during fiscal 2016, 2015 and 2014.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2016	2015	2014
Weighted average number of shares underlying antidilutive restricted stock units	92,000	-	5,000

For our restricted stock unit awards (performance vesting), if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. The performance criteria for our restricted stock unit awards (performance vesting) related to FY2016 Performance RSUs and FY2015 Performance RSUs were achieved during the applicable performance period, fiscal 2016 and fiscal 2015, respectively, and accordingly, the dilutive effect of the shares were included in the computation of diluted weighted average shares outstanding. Because the performance criteria for restricted stock unit awards (performance vesting) related to FY2014 Performance RSUs were not achieved during fiscal 2014, these awards were not included in the diluted net income per share calculation.

NOTE 18.	INCOME TAXES

Income Tax Provision

The components of our income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Continuing operations:
Current:
Federal	$13,204	$12,065	$7,947
State	1,562	1,657	939
Foreign	1,290	64	892
Total current income tax provision	16,056	13,786	9,778
Deferred:
Federal	178	(1,363)	(631)
State	(128)	(158)	(154)
Foreign	(33)	(26)	-
Total deferred income tax provision (benefit)	17	(1,547)	(785)
Total income tax provision - continuing operations	$16,073	$12,239	$8,993

Discontinued operations and gain on sale of discontinued operations:
Current:
Federal	$(835)	$5,923	$(1,147)
State	(69)	458	(88)
Total current income tax provision (benefit)	(904)	6,381	(1,235)
Deferred:
Federal	1,146	(2,258)	-
State	95	(175)	-
Total deferred income tax (benefit)	1,241	(2,433)	-
Total income tax provision (benefit) - discontinued operations and gain on sale of discontinued operations	$337	$3,948	$(1,235)

The components of our income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Continuing operations:
United States	$43,885	$33,489	$22,598
Foreign	3,262	(447)	2,624
Total - continuing operations	$47,147	$33,042	$25,222
Discontinued operations:
United States	$893	$10,475	$(3,279)

The income tax provision from continuing operations differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income from continuing operations before income tax provision as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Continuing operations:
Income taxes at federal income tax rate	$16,502	$11,565	$8,828
State income taxes, net of federal benefits	917	787	475
Non-deductible compensation	543	880	260
Research and development tax credits	(607)	(383)	(210)
Tax-exempt interest income	(2)	(6)	(20)
Qualified production activities income benefit	(761)	(866)	(490)
Other	(519)	262	150
Total income tax provision from continuing operations	$16,073	$12,239	$8,993

During fiscal 2016, 2015 and 2014, we recognized $1.6 million, $0.9 million and $2.2 million, respectively, of tax deductions related to share-based compensation, on a consolidated basis, in excess of recognized share-based compensation expense (“excess benefits”) that was recorded to shareholders’ equity. We record excess benefits to shareholders’ equity when the benefits result in a reduction in cash paid for income taxes.

Our policy is to reinvest earnings of our foreign subsidiaries unless such earnings are subject to U.S. taxation. As of March 31, 2016, the cumulative earnings upon which U.S. income taxes has not been provided is approximately $0.1 million. The U.S. tax liability if the earnings were repatriated is approximately $50,000.

Unrecognized Tax Benefits

During fiscal 2016, we did not recognize any interest and penalties related to unrecognized tax benefits. We file income tax returns in the U.S. federal jurisdiction, Germany, United Kingdom and various state jurisdictions. The statute of limitations is three years for federal and four years for California. Our federal income tax returns are subject to examination for fiscal years 2013 through 2016. Our California income tax returns are subject to examination for fiscal years 2012 through 2016, with the exception of California tax credit carryovers. To the extent there is a research and development tax credit available for carryover to future years, the statute of limitations with respect to the tax credit begins in the year utilized. As a result of the timing for the utilization of California tax credit carryovers, our California research and development tax credits are subject to examination for fiscal years 2010 through 2016. We are subject to examination in Germany for fiscal years 2013 through 2016 and in the United Kingdom for fiscal years 2012 through 2016.

Deferred Tax Assets and Liabilities

The following table presents the breakdown between current and non-current net deferred tax assets (liabilities) (in thousands):

	March 31,
	2016	2015
Deferred tax assets, current	$4,810	$6,575
Deferred tax assets, non-current	3,903	3,413
Deferred tax liabilities, non-current	(384)	(310)
Total net deferred tax assets	$8,329	$9,678

Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2016	2015
Deferred tax assets:
Research and development tax credit carryforwards	$830	$717
Capitalized research and development	76	106
Inventory reserves	623	724
Deferred revenue from extended maintenance agreements	1,446	1,687
Warranty reserves	1,217	1,190
Accrued payroll and other accrued expenses	1,553	2,904
Share-based compensation	3,822	2,932
Alternative minimum tax credits	24	24
Tax on deferred intercompany profit	601	1,161
Other	665	494
Total deferred tax assets	10,857	11,939
Deferred tax liabilities:
Depreciation	(2,135)	(1,850)
Other	(393)	(411)
Total deferred tax liabilities	(2,528)	(2,261)
Net deferred tax assets	$8,329	$9,678

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2016, 2015 and 2014, we did not have a valuation allowance.

As of March 31, 2016, we had no federal or California net operating loss carryforwards. As of March 31, 2016, our California research and development tax credit carryforwards were $1.3 million. The California research and development tax credit will carryforward indefinitely.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for fiscal 2016, 2015 and 2014 (in thousands).

	Year Ended March 31,
	2016	2015	2014
Revenues:
Medical Market	$37,845	$35,364	$28,134
Veterinary Market	177,667	164,018	130,859
Other(1)	3,389	3,211	3,038
Total revenues	218,901	202,593	162,031
Cost of revenues:
Medical Market	19,832	18,730	15,623
Veterinary Market	75,688	74,752	62,350
Other(1)	129	141	108
Total cost of revenues	95,649	93,623	78,081
Gross profit:
Medical Market	18,013	16,634	12,511
Veterinary Market	101,979	89,266	68,509
Other(1)	3,260	3,070	2,930
Gross profit	$123,252	$108,970	$83,950

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 20.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Year Ended March 31,
Revenues by Product Category	2016	2015	2014
Instruments(1)	$43,042	$48,649	$37,539
Consumables(2)	165,025	144,446	117,533
Other products(3)	10,760	9,348	6,809
Product sales, net	218,827	202,443	161,881
Development and licensing revenue	74	150	150
Total revenues	$218,901	$202,593	$162,031

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i‑STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2016	2015	2014
North America	$175,019	$163,308	$126,768
Europe	31,262	30,422	27,161
Asia Pacific and rest of the world	12,620	8,863	8,102
Total revenues	$218,901	$202,593	$162,031

Significant Concentrations

During fiscal 2016, three distributors in the United States, MWI Veterinary Supply, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc, accounted for 20%, 11% and 10%, respectively, and one distributor in both the United States and Europe, Henry Schein, Inc., accounted for 13% of our total worldwide revenues. During fiscal 2015, two distributors in the United States, MWI Veterinary Supply, Inc., and Abbott Point of Care, Inc. accounted for 19% and 11%, respectively, of our total worldwide revenues. During fiscal 2014, two distributors in the United States, MWI Veterinary Supply, Inc., and Abbott Point of Care, Inc. accounted for 19% and 10%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry Schein, Inc. and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe.

Substantially all of our long-lived assets are located in the United States.

NOTE 21.	SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following table is a summary of unaudited quarterly data for fiscal 2016 and 2015 (in thousands, except per share data). Previously reported quarterly amounts have been revised to reflect the reclassification of the AVRL business within our veterinary market segment as discontinued operations. See Note 3, “Discontinued Operations” for additional information.

	Quarter Ended
Fiscal Year Ended March 31, 2016:	June 30	September 30	December 31	March 31
Revenues	$53,090	$55,975	$52,876	$56,960
Gross profit	29,392	31,962	29,602	32,296
Income from continuing operations, net of tax	6,995	7,823	7,954	8,302
Gain (loss) from discontinued operations, net of tax	-	(7)	4	-
Gain on sale of discontinued operations, net of tax	-	-	-	559
Net income	$6,995	$7,816	$7,958	$8,861
Net income (loss) per share:
Basic
Continuing operations	$0.31	$0.34	$0.35	$0.37
Discontinued operations	-	-	-	0.02
Basic net income per share	$0.31	$0.34	$0.35	$0.39
Diluted
Continuing operations	$0.31	$0.34	$0.35	$0.36
Discontinued operations	-	-	-	0.03
Diluted net income per share	$0.31	$0.34	$0.35	$0.39
Cash dividends declared per share	$0.11	$0.11	$0.11	$0.11

	Quarter Ended
Fiscal Year Ended March 31, 2015:	June 30	September 30	December 31	March 31
Revenues	$44,054	$50,471	$56,051	$52,017
Gross profit	23,703	28,076	28,783	28,408
Income from continuing operations, net of tax	5,074	5,712	6,215	3,802
Loss from discontinued operations, net of tax	(359)	(312)	(330)	(153)
Gain on sale of discontinued operations, net of tax	-	-	-	7,682
Net income	$4,715	$5,400	$5,885	$11,331
Net income (loss) per share:
Basic
Continuing operations	$0.23	$0.25	$0.27	$0.17
Discontinued operations	(0.02)	(0.01)	(0.01)	0.33
Basic net income per share	$0.21	$0.24	$0.26	$0.50
Diluted
Continuing operations	$0.23	$0.25	$0.27	$0.17
Discontinued operations	(0.02)	(0.01)	(0.01)	0.33
Diluted net income per share	$0.21	$0.24	$0.26	$0.50
Cash dividends declared per share	$0.10	$0.10	$0.10	$0.10

NOTE 22.	SUBSEQUENT EVENTS

On April 27, 2016, our Board of Directors declared a cash dividend of $0.12 per share on our outstanding common stock to be paid on June 17, 2016 to all shareholders of record as of the close of business on June 3, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated that the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer, have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Tredway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2016.

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

Attestation Report of the Independent Registered Public Accounting Firm

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2016, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. and its subsidiaries (the“Company”) as of March 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Tredway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abaxis, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Controls Integrated Framework (2013 Framework) by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abaxis, Inc. and its subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016 and the related financial statement schedule and our report dated May 31, 2016 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
May 31, 2016

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

Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2016, 2015 and 2014

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Reserves (a)	Balance at End of Year
Total Reserve for Doubtful Accounts and Sales Allowances (b):
Year ended March 31, 2016	$247,000	$366,000	$(134,000)	$479,000
Year ended March 31, 2015	$182,000	$(24,000)	$89,000	$247,000
Year ended March 31, 2014	$319,000	$182,000	$(319,000)	$182,000

(a)	The deductions related to allowances for doubtful accounts represent net balance of accounts receivable which were written off and recovered.
(b)	The reserve for doubtful accounts and sales allowance is presented on a consolidated basis.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2016.
ABAXIS, INC.

By:	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Clinton H. Severson and Ross Taylor, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	Chief Executive Officer and Director	May 31, 2016
Clinton H. Severson	(Principal Executive Officer)

/s/ Ross Taylor	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	May 31, 2016
Ross Taylor

/s/ Vernon E. Altman	Director	May 31, 2016
Vernon E. Altman

/s/ Richard J. Bastiani, Ph.D.	Director	May 31, 2016
Richard J. Bastiani, Ph.D.

/s/ Michael D. Casey	Director	May 31, 2016
Michael D. Casey

/s/ Henk J. Evenhuis	Director	May 31, 2016
Henk J. Evenhuis

/s/ Prithipal Singh, Ph.D.	Director	May 31, 2016
Prithipal Singh, Ph.D.

Exhibit Index
Exhibit No.	Description of Document
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

10.22
Amendment to Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc., dated September 30, 2013 (filed with the Securities and Exchange Commission on November 12, 2013 as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference).

10.23+
Asset Purchase Agreement, dated as of March 19, 2015, between Antech Diagnostics, Inc. and Abaxis, Inc. (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended March 31, 2015 and incorporated herein by reference).

10.24*
Service Agreement between Abaxis Europe GmbH, Abaxis, Inc. and Achim Henkel, dated May 30, 2008 (filed with the Securities and Exchange Commission on July 29, 2015 as Exhibit 10.26 to Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended March 31, 2015 and incorporated herein by reference).

10.25
Fifth Amendment to Lease Agreement, dated as of December 17, 2015, among Abaxis, Inc. and Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (filed with the Securities and Exchange Commission on February 9, 2016 as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 and incorporated herein by reference).

10.26*
Fiscal 2017 Base Salary and Target Bonus for the Named Executive Officers (filed with the Securities and Exchange Commission on April 28, 2016 as a part of our Current Report on Form 8-K and incorporated herein by reference).

10.27++	Distribution Agreement, dated as of October 1, 2014, between Patterson Management, LP and Abaxis, Inc.

21.1	Subsidiaries of Abaxis, Inc.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the Signature Page hereto).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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