Form 10-K/A
period 2016-03-31
ABAXIS INC
filed 2016-07-29
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

ABAXIS, INC.
EXPLANATORY NOTE

Abaxis, Inc., or Abaxis, is filing this amendment, or the Amendment, to its Annual Report on Form 10-K, for the fiscal year ended March 31, 2016, as filed with the Securities and Exchange Commission, or SEC, on May 31, 2016, which we refer to as the Original 10-K. This Amendment is filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with this Amendment, Abaxis’ Chief Executive Officer and Chief Financial Officer are providing Exchange Act Rule 13a-14(a) certifications as included herein. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

Abaxis, Inc.
Annual Report on Form 10-K/A
For The Fiscal Year Ended March 31, 2016

Abaxis, Inc. Form 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning Abaxis’ executive officers and directors as of May 31, 2016.

Name	Age	Title
Clinton H. Severson	68	Chairman of the Board and Chief Executive Officer
Vernon E. Altman(1)(3)	70	Director
Richard J. Bastiani, Ph.D.(1)(2)(3)	73	Director
Michael D. Casey(1)(2)(3)	70	Director
Henk J. Evenhuis(1)(3)	73	Director
Prithipal Singh, Ph.D.(1)(2)(3)	77	Director
Kenneth P. Aron, Ph.D.	63	Chief Technology Officer
Achim Henkel	58	Managing Director of Abaxis Europe GmbH
Ross Taylor	52	Chief Financial Officer, Vice President of Finance and Secretary
Craig M. Tockman, DVM	56	Vice President of Animal Health Sales and Marketing for North America
Donald P. Wood	64	President and Chief Operating Officer
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Abaxis, Inc. Form 10-K/A

Michael D. Casey joined the Board in October 2010. Mr. Casey is currently retired. From September 1997 to February 2002, Mr. Casey served as the Chairman, President, Chief Executive Officer and a director of Matrix Pharmaceutical, Inc., a biotechnology company. From November 1995 to September 1997, Mr. Casey was Executive Vice President at Schein Pharmaceutical, Inc., a biotechnology company. From December 1996 to September 1997, he also served as President of the retail and specialty products division of Schein Pharmaceutical, Inc. From June 1993 to November 1995, he served as President and Chief Operating Officer of Genetic Therapy, Inc., a biotechnology company. Mr. Casey was President of McNeil Pharmaceutical (a unit of Johnson & Johnson) from 1989 to June 1993 and Vice President, Sales and Marketing for Ortho Pharmaceutical Corp. (a subsidiary of Johnson & Johnson) from 1985 to 1989. Mr. Casey has served on the Board of Directors of Celgene Corporation since 2002. Mr. Casey previously served on the Board of Directors of AVI Biopharma, Inc. (now known as Sarepta Therapeutics, Inc.) from 2006 to 2010, Allos Therapeutics, Inc. from 2002 to 2010, Cholestech Corporation from 2001 to 2007, OrthoLogic Corporation from 2004 to 2007, Sicor, Inc. from 2002 to 2004, Bone Care International, Inc. from 2001 to 2005 and Durect Corp. from 2004 to 2013. Mr. Casey was selected to serve as director because of his extensive industry knowledge and experience, including operational, leadership and board experience from his executive positions at pharmaceutical and biotechnology companies.

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

Achim Henkel has served as the Managing Director of our subsidiary, Abaxis Europe GmbH, since its incorporation in 2008. From January 2000 to June 2008, Mr. Henkel served as our Sales and Marketing Manager for Europe, the Middle East and Africa. Starting in October 2014, Mr. Henkel has also served as our Sales and Marketing Manager for Asia. From January 1998 to December 2000, Mr. Henkel served as a consultant to Abaxis.

Ross Taylor has served as our Chief Financial Officer, Vice President of Finance and Secretary since August 2015. Mr. Taylor joined us in October 2014 as Vice President of Business Development and Investor Relations. From 2005 to 2014, Mr. Taylor served as Senior Vice President, Equity Research Analyst at CL King & Associates, an investment banking firm.

Craig M. Tockman, DVM has served as our Vice President of Animal Health Sales and Marketing for North America since April 2014. Dr. Tockman joined in June 2006 as Director of Professional Services and was promoted to Director of Field Operations in October 2013. From 2003 to 2006, Dr. Tockman served on Abaxis’ Advisory Board since he joined in 2003 as a founding member.

Donald P. Wood has served as our President and Chief Operating Officer since April 2015. Mr. Wood joined us in October 2007 as Vice President of Operations, served as Chief Operations Officer from April 2009 to April 2014 and served as Chief Operating Officer from April 2014 to April 2015. From April 2003 to September 2007, Mr. Wood was the Vice President of Operations of Cholestech Corporation, a medical products manufacturing company that was subsequently acquired by Inverness Medical Innovations, Inc. in September 2007. From July 2001 to March 2003, Mr. Wood served as Vice President of Bone Health, a business unit of Quidel Corporation, a manufacturing and

Abaxis, Inc. Form 10-K/A

marketer of point-of-care diagnostics, and was responsible for Bone Health Product Operations, Device Research and Development, and Sales and Marketing. He also served as Quidel’s Vice President of Ultrasound Operations from August 1999 to July 2001. From July 1998 to August 1999, Mr. Wood was the Director of Ultrasound Operations for Metra Biosystems Inc., a developer and manufacturing company of point-of-care products for osteoporosis, prior to Quidel’s acquisition of Metra Biosystems Inc.

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

The Board has determined that all members of the Audit Committee are independent (based on the requirements for independence set forth in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). SEC regulations require Abaxis to disclose whether a director qualifying as an “audit committee financial expert” serves on the Audit Committee. The Board of Directors has determined that Mr. Evenhuis qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Evenhuis’ level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us or filed with the SEC, we believe that during the period from April 1, 2015 through March 31, 2016, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to one late Form 4 filing by Mr. Donald Wood.

Code of Business Conduct and Ethics

Abaxis has adopted a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.abaxis.com under “About Us” at “Corporate Governance.” We intend to disclose any amendment to, or waiver of, any provision of the Code of Business Conduct and Ethics by disclosing such information on our website, to the extent required by the applicable rules and exchange requirements.

Abaxis, Inc. Form 10-K/A

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the principles underlying the material components of our executive compensation program for our executive officers, including the Named Executive Officers in the “Summary Compensation Table.” We also provide an overview of the overall objectives of the program and the factors relevant to an analysis of these policies and decisions. Our “Named Executive Officers” and their current titles are as follows:

•	Clinton H. Severson, Chief Executive Officer and Chairman of the Board
•	Ross Taylor, Chief Financial Officer, Vice President of Finance and Secretary
•	Alberto R. Santa Ines, former Chief Financial Officer, Vice President of Finance and Secretary
•	Kenneth P. Aron, Ph.D., Chief Technology Officer
•	Craig M. Tockman, DVM, Vice President of Animal Health Sales and Marketing for North America
•	Donald P. Wood, President and Chief Operating Officer

Mr. Taylor first became an executive officer upon his appointment to Chief Financial Officer, Vice President of Finance and Secretary, effective as of August 1, 2015. Prior to that date, Mr. Santa Ines served as our Chief Financial Officer, Vice President of Finance and Secretary, until his retirement on July 31, 2015, after which he provided part-time, non-executive employee services to us until May 15, 2016.

On April 28, 2015, Mr. Wood was appointed to the role of President and Chief Operating Officer. Prior to that date, Mr. Severson served as our President and Mr. Wood served as our Chief Operating Officer.

Executive Summary

The Compensation Committee believes our executive compensation program reflects a strong pay-for-performance philosophy and is well-aligned with the short- and long-term interests of shareholders.

Fiscal 2016 Executive Business Performance

During fiscal 2016 our financial and operating performances were strong as we continued our efforts to enhance our business and create and sustain long-term value. We demonstrated year-over-year growth in revenues, net income and liquidity.

Our fiscal 2016 achievements include:

•	Increased worldwide revenues from continuing operations by 8%, from $202.6 million in fiscal 2015 to $218.9 million in fiscal 2016. Revenues from continuing operations in North America increased by 7%, or $11.7 million, in fiscal 2016 compared to fiscal 2015, and revenues from continuing operations outside of North America increased by 12%, or $4.6 million, in fiscal 2016 compared to fiscal 2015. Revenues from consumable sales increased to $165.0 million, an increase of 14% over fiscal 2015. In our medical market, total revenues from continuing operations increased to $37.8 million in fiscal 2016, an increase of 7% over fiscal 2015. In our veterinary market, total revenues from continuing operations increased to $177.7 million in fiscal 2016, an increase of 8% over fiscal 2015.
•	Increased gross profit to $123.3 million in fiscal 2016, an increase of 13% compared to fiscal 2015.
•	Invested 8% of our revenues, or $18.4 million in research and development in fiscal 2016.
•	Increased income from continuing operations to $31.1 million in fiscal 2016, an increase of 49% compared to fiscal 2015.
•	Increased diluted net income per share from continuing operations to $1.36 in fiscal 2016 from $0.91 in fiscal 2015, an increase of 49%.
•	Generated cash from operations of $28.1 million through the continued conservative management of our working capital and overall business.

Abaxis, Inc. Form 10-K/A

•	Repurchased $13.0 million of Abaxis common stock under our share repurchase program.
•	Paid four quarterly dividends of $0.11 per share on our outstanding common stock during fiscal 2016, returning an aggregate of approximately $10.0 million in cash to all shareholders.

We ended fiscal 2016 with cash, cash equivalents and investments of $152.3 million.

Fiscal 2016 Executive Compensation Highlights

Consistent with our pay-for-performance philosophy, our Compensation Committee took the following actions during fiscal 2016 with respect to Named Executive Officer compensation.

Total Compensation Mix: Continued to deliver a substantial portion of our Named Executive Officer compensation in the form of variable, at-risk pay, structuring approximately 88% of our Named Executive Officer target total direct compensation (base salary, target bonus and long-term equity awards based on grant date fair value) in the form of variable, at-risk compensation (target bonus and long-term equity awards).

Performance Bonus: Established rigorous performance metrics at the beginning of fiscal 2016 and a specific calculation methodology for the Named Executive Officers’ cash bonus opportunity. We substantially achieved such performance goals, at an aggregate achievement rate of 97% for the fiscal year. Each of our Named Executive Officers earned a cash bonus based on our actual performance achievement. No discretionary annual bonuses were awarded.

Equity Incentive Awards: Awarded a significant portion (an average of 70%) of the Named Executive Officers’ annual equity incentive awards in the form of awards that vest based on achievement of specified corporate performance goals, in addition to continued service over a four-year period. The portion (an average of 30%) of the Named Executive Officers’ annual equity incentive awards that do not vest based on specific performance goal achievement vest over a four-year period subject to the officers’ continued service, but are structured so the vesting is heavily weighted towards the end of such period, with 70% vesting only if the officer remains continuously in service with us for four years.

Adjustments to Elements of Compensation: Made certain increases to the Named Executive Officers’ fiscal 2016 base salaries and target bonuses in recognition of our Named Executive Officers’ contributions towards our business performance in fiscal 2015 and, in certain cases, to adjust for increased duties and responsibilities assumed by particular Named Executive Officers. We did not make any increases to the number of shares that we awarded the Named Executive Officers’ in the form of equity awards from those amounts awarded in fiscal 2015 (except with respect to Mr. Taylor, who first became an executive officer in fiscal 2016).

Peer Group Analysis: Reviewed and reconstituted our peer group of companies in preparation for fiscal 2017 compensation decisions, in order to ensure that we maintain market data from an appropriate and relevant group of companies with whom we compete for talent as a helpful reference point in making executive compensation decisions.

Abaxis, Inc. Form 10-K/A

Executive Compensation Governance Highlights

Below we summarize certain executive compensation-related practices that were in effect during fiscal 2016 and that we believe serve our shareholders’ long-term interests.

What We Do
✓	Maintain an executive compensation program designed to align pay with performance.
✓	Structure a substantial portion of pay opportunities in the form of “at-risk” performance-based compensation.
✓	Conduct an annual say-on-pay vote.
✓	Employ a clawback policy.
✓	Utilize robust stock ownership guidelines for executive officers and directors.
✓	Have double-trigger severance arrangements starting with executive officers hired in fiscal 2015.
✓	Prohibit hedging and pledging of company stock.
✓	Retain an independent compensation consultant and periodically conduct a compensation risk review.

What We Do Not Do
✗	Provide tax gross-ups or single-trigger equity acceleration starting with executive officers hired in fiscal 2015.
✗	Provide excessive perquisites.
✗	Provide guaranteed bonuses.

Executive Compensation Program Overview

Overview

The goals of our executive compensation program are to attract, retain, motivate and reward executive officers who contribute to our success and to incentivize these executives on both a short-term and long-term basis to achieve our business objectives. This program combines cash and equity awards in the forms and proportions that we believe will motivate our executive officers to increase shareholder value over the long term.

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

Abaxis, Inc. Form 10-K/A

Executive Compensation Program Objectives and Framework

For fiscal 2016, the principal elements of our executive compensation program are summarized in the following table and described in detail in “Executive Compensation Components” below.

Compensation Element	Description and Purpose	Key Features
Base Salary (fixed cash)	To provide a minimum fixed level of cash compensation that reflects fulfillment of day-to-day responsibilities, skills and experience.
Annual adjustments are based on both qualitative and quantitative factors such as: job level, responsibilities and prior experience and expertise, individual performance, future potential and competitive market practice and internal equity.

Reviewed annually for appropriate competitive range that is generally consistent with or below the median levels at peer companies.

Annual Cash Incentive Bonus (at-risk cash)
To incentivize and reward contributions of executive officers in achieving strong financial, operating and strategic objectives during the fiscal year by meeting or exceeding the established goals.

To ensure a strong pay-for-performance culture, as payout is based on performance goals and not guaranteed.

To best align the interests of our executive officers with that of shareholders, represents the largest portion of total target cash compensation.

Amount of bonus compensation payout is based on a pre-determined formula that includes achievement of specified revenue and income before tax provision goals.

Target bonus opportunities are typically set to be above the median of targets at peer companies.

Performance goals are set and approved by the Compensation Committee in the first quarter of each year. Bonus payouts are capped at 200% of target.

Long-Term Equity Compensation
To ensure strong performance, promote retention and align our executives’ long-term interests with shareholders’ long-term interests by ensuring that incentive compensation is linked to our long-term company performance.

To further link executive officers’ interests with those of our shareholders, as all equity compensation is paid in, and valued dependent upon the trading price of shares of Abaxis stock.

Equity awards are typically granted in amounts above the median of equity awards at peer companies, as the majority of these awards are earned only if key performance goals are achieved and our executive officers remain in the service of Abaxis for the long term.

The size and composition of long-term incentive awards are determined annually by the Compensation Committee taking into account competitive total direct compensation pay positioning guidelines using market reference data to a compensation peer group, along with

Abaxis, Inc. Form 10-K/A

Compensation Element		Description and Purpose	Key Features
the individual executive officer’s level of responsibilities, ability to contribute to and influence our long-term results, and individual performance.

•	Time-Based Restricted Stock Units (RSUs)
RSUs promote stability and retention of our executive officers over the long term as the equity award gives our executive officers the right to receive shares of Abaxis on a specified future date, subject to vesting based on their continued service with us.

To align the interests of executive officers and shareholders as executive officers will realize a higher value from RSUs from an increasing stock price.

In fiscal 2016, RSUs represented approximately 27%-36% of an executive officer’s long-term incentive opportunity based on the grant date fair value of the awards.

RSUs vest annually over a four-year service period which is heavily weighted to the fourth anniversary of the date of grant, subject to an executive officer’s continued service through such date.

Paid out in shares of Abaxis common stock upon vesting.

•	Performance-Based Restricted Stock Units (PSUs)
PSUs give the recipient the right to receive shares of Abaxis stock on a specified future date, subject to vesting based on achievement of annual Company performance goals and continued service with us.

To further align the interests of executive officers and shareholders as executive officers will realize value from PSUs only if performance goals are achieved and if so, will realize a higher value from PSUs from an increasing stock price.

In fiscal 2016, PSUs represented approximately 64%-73% of an executive officer’s annual long-term incentive opportunity based on the grant date fair value of the awards.

PSUs vest upon achieving annual financial targets and subject to an executive officer continued service through the third and fourth anniversary of the date of grant.

Paid out in shares of Abaxis common stock upon vesting, with the payout ranging from 0% to 100% of award, depending on the extent to which the predetermined performance goals have been achieved.

We also offer our executive officers participation in our 401(k) plan, health care insurance, flexible spending accounts and certain other benefits available generally to all full-time employees.

Executive compensation is reviewed annually by our Compensation Committee and Board of Directors, and adjustments are made to reflect Company objectives and competitive conditions. Our executive compensation review process includes our Compensation Committee engaging an independent compensation consulting advisor annually, as to provide the Compensation Committee with advice regarding executive officer compensation (including base salaries, performance bonuses and long-term equity compensation, as needed), and to advise on other matters as may be required by the Compensation Committee as described below in “Competitive Market Analysis,” and to assess compensation market practices by reference to a compensation peer group developed by our independent executive compensation advisor. Additionally, the Board of Directors and/or our Compensation Committee, with the assistance of outside counsel, annually reviews our equity incentive plans prior to the granting of any equity incentive awards to executive officers, to ensure compliance therewith. All of our equity awards granted to our executive officers

Abaxis, Inc. Form 10-K/A

during fiscal 2016 were granted under and subject to the terms of our 2014 Equity Incentive Plan, which became the successor to and replaced our 2005 Equity Incentive Plan upon its approval by our shareholders in October 2014.

Pay-for-Performance Philosophy

Our executive compensation is weighted heavily toward at-risk, performance-based compensation designed to align the interests of our Named Executive Officers with those of our shareholders. Annual cash incentive bonus and equity incentive awards (in the form of RSUs and PSUs) comprise a significant portion of the Named Executive Officers’ total compensation. Based on our fiscal 2016 financial plan, the Compensation Committee sets the performance metrics and establishes target compensation at the beginning of the performance period.

The fiscal 2016 corporate performance metrics and specific financial targets for the Named Executive Officers to earn a cash bonus payout were as follows:

Performance Metric (and Weighting)	Target Performance Goal	Achievement Threshold (1)	Actual Achievement as a Percentage of Target	Payout Percentage (2)
Revenues (50%) (3)
• Revenues worldwide	$225.8 million	90%	97%	85%
• Revenues for North America veterinary market and revenues from Latin America and the U.S. Government	$151.0 million	90%	97%	85%
Income from continuing operations before income tax provision (50%)	$45.9 million	90%	103%	109%
(1)	“Threshold” refers to the minimum level of achievement of the target performance goal necessary to earn any bonus payout under the plan.
(2)	The bonus payout percentage depends on the level of the performance metric achieved over the threshold. Additional information on bonus payment calculation is described in “Annual Cash Incentive Bonus – Bonus Calculations.”
(3)	Revenues for the Named Executive Officers was based on revenues worldwide, except for Dr. Tockman, whose revenue target was based on revenues for the North America veterinary market and from Latin America and the U.S. Government.

Annual cash incentive bonuses for our Named Executive Officers in fiscal 2016 were contingent on the achievement of the specified corporate performance goals described above. As further described under “Annual Cash Incentive Bonus – Bonus Calculations,” the Compensation Committee determined that the quarterly pre-determined revenues and income before income tax provision goals for fiscal 2016 were satisfied at an aggregate performance level of 97% and 103%, respectively, and therefore, the Named Executive Officers (other than Mr. Santa Ines, who did not remain an executive officer through the end of fiscal 2016) earned 97% of their target annual bonus awards for fiscal 2016.

The PSUs granted to our Named Executive Officers in fiscal 2016 vested based on (1) achieving specified financial targets over a single-fiscal year performance period and (2) the executive officer remaining in the service of Abaxis over a four-year vesting period. The awards are comprised of two specified corporate performance targets for fiscal 2016 (90% of a target performance goal and 100% of a target performance goal), which are both equally weighted at 50%. The specific fiscal 2016 financial targets were as follows:

Performance Metric (and Weighting)	Target Performance Goal	Performance-Based Vesting Schedule	Service-Based Vesting Date
Consolidated income from operations (100%)	$45.5 million	• Achievement > 90% of target goal, 25% vest	May 4, 2018
		• Achievement > 90% of target goal, 25% vest	May 4, 2019
		• Achievement > 100% of target goal, 25% vest	May 4, 2018
		• Achievement > 100% of target goal, 25% vest	May 4, 2019

Abaxis, Inc. Form 10-K/A

For fiscal 2016, the Compensation Committee determined that our actual performance and corresponding vesting percentages, with respect to the target goal of the PSU were as follows:

Performance Metric (and Weighting)	Actual Performance	Actual Performance as a Percentage of Target	Actual Performance Criteria Vesting Percentage
Consolidated income from operations (100%)	$46.4 million	102%	100%

In April 2016, the Compensation Committee determined that the pre-determined consolidated income from operations for fiscal 2016 was above 100% of the target goal required to vest, and accordingly, the performance criteria based on financial goals were achieved during fiscal 2016 and therefore each executive officer (other than Mr. Santa Ines, who did not remain an executive officer through the end of fiscal 2016) became eligible to earn his fiscal 2016 PSU award if he satisfies the additional timed-based service criteria for the award to vest.

Significant At-Risk Compensation

We continue to deliver a significant portion of our executive officer compensation in the form of variable, at-risk pay in furtherance of our pay-for-performance philosophy. The charts below illustrate the fiscal 2016 target total direct compensation pay mix, comprised of base salary, target bonus opportunity under the fiscal 2016 cash bonus incentive plan and actual fiscal 2016 long-term incentive awards (presented using their grant date fair values) for the Chief Executive Officer and other Named Executive Officers. As illustrated below, approximately 87% of our Chief Executive Officer’s and 88% of our other Named Executive Officers’ compensation was variable and at-risk (consisting of target cash incentive bonus and long-term equity awards, presented using their grant date fair value).

As shown in the above charts, for fiscal 2016, we structured approximately 69% of our Chief Executive Officer’s target total direct compensation and approximately 70% for the other Named Executive Officers’ target total direct compensation in the form of long-term incentive awards, the actual economic value of which will depend directly on our long-term success and the performance of our stock price over the period during which the awards vest. These equity awards are heavily weighted to PSUs (representing on average, 70% of the equity awards granted to our Named Executive Officers), which will only be eligible to vest if specified performance goals are met.

Compensation-Setting Process

Role of Our Compensation Committee

Our Compensation Committee, which operates under a written charter adopted by the Board of Directors, is primarily responsible for reviewing and recommending to the Board of Directors the compensation arrangements for our executive officers for approval by the Board of Directors. In carrying out these responsibilities, the Compensation Committee reviews all components of executive officer and director compensation for consistency with the Compensation Committee’s compensation philosophy as in effect. In connection with its review and recommendations, our Compensation Committee also considers the recommendations of our Chief Executive Officer, Mr. Severson, regarding the compensation of our executive officers who report directly to him. These

Abaxis, Inc. Form 10-K/A

recommendations generally include annual adjustments to compensation levels and an assessment of each executive officer’s overall individual contribution, scope of responsibilities and level of experience. Our Compensation Committee gives considerable weight to Mr. Severson’s recommendations because of his direct knowledge of each executive officer’s performance and contribution to our financial performance. However, Mr. Severson does not participate in the determination of his own compensation.

No other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation, except that our Compensation Committee may discuss with our Chief Executive Officer or Chief Financial Officer our financial, operating and strategic business objectives, bonus targets or performance goals. The Compensation Committee reviews and determines the appropriateness of the financial measures and performance goals, as well as assesses the degree of difficulty in achieving specific bonus targets and performance goals. Our Compensation Committee does not delegate any of its functions in determining executive and/or director compensation. To date, our Compensation Committee has not established any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, cash and non-cash compensation, or among different forms of non-cash compensation. However, as described above, our Compensation Committee does aim for a significant portion of our executive officer compensation in the form of variable, at-risk pay.

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

Abiomed, Inc.	ICU Medical, Inc.	Quidel Corporation
AngioDynamics, Inc.	Luminex Corporation	Sequenom, Inc.
Cepheid	Meridian Bioscience, Inc.	SurModics, Inc.
Conceptus, Inc.	Neogen Corporation	Volcano Corporation
DexCom, Inc.	OraSure Technologies, Inc.
Genomic Health, Inc.	Palomar Medical Technologies, Inc.

Certain information regarding the size and value of the Compensation Peer Group companies relative to Abaxis is set forth below (based on estimated information at the time of review in December 2012).

Compensation Peer Group
	Abaxis, Inc.	Range	Median
Revenue	$157 million	$52 million - $344 million	$166 million
Market Capitalization	$814 million	$180 million - $2,245 million	$682 million
EBITDA (1)	$25 million	$(67) million - $69 million	$22 million
Employees	491	120 – 2,106	506
(1)	Represents earnings before interest, taxes, depreciation and amortization.

When making fiscal 2016 executive compensation decisions, the Compensation Committee believed that the Compensation Peer Group was still an appropriate frame of reference for Abaxis. The report prepared in March 2013 by Pay Governance with market data on the Compensation Peer Group identified in December 2012 was considered by the Compensation Committee in its fiscal 2016 executive compensation decisions as a point of reference.

In February 2016, our Compensation Committee again engaged Pay Governance to review our executive compensation programs. Pay Governance, with input from the Compensation Committee, updated the comparative frame of reference that resulted in a group of 15 companies (the “Updated Compensation Peer Group”). This Updated Compensation Peer Group represented similarly-situated medical device and diagnostic companies that were identified by Pay Governance as companies with similar financial growth and as competitors for executive talent. In our Updated Compensation Peer Group, we removed Conceptus, Inc., Palomar Medical Technologies, Inc. and

Abaxis, Inc. Form 10-K/A

Volcano Corporation since these companies had been acquired and added HeartWare International, Inc. and NxStage Medical, Inc. The following companies comprised the Updated Compensation Peer Group:

Abiomed, Inc.	ICU Medical, Inc.	Quidel Corporation
AngioDynamics, Inc.	Luminex Corporation	Sequenom, Inc.
Cepheid	Meridian Bioscience, Inc.	SurModics, Inc.
DexCom, Inc.	Neogen Corporation
Genomic Health, Inc.	NxStage Medical, Inc.
HeartWare International, Inc.	OraSure Technologies, Inc.

Certain information regarding the size and value of the Updated Compensation Peer Group companies relative to Abaxis is set forth below (based on estimated information at the time of review in February 2016).

Compensation Peer Group
	Abaxis, Inc.	Range	Median
Revenue	$214 million	$64 million - $539 million	$287 million
Market Capitalization	$1,028 million	$168 million - $5,551 million	$837 million
EBITDA (1)	$42 million	$(46) million - $100 million	$24 million
Employees	582	168 – 3,600	752
(1)	Represents earnings before interest, taxes, depreciation and amortization.

The market data obtained regarding the Updated Compensation Peer Group was considered by the Compensation Committee in its fiscal 2017 executive compensation decisions. Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it necessary or appropriate and intend to retain one each year.

Independent Compensation Consultant

The Compensation Committee has considered and assessed all relevant factors, including but not limited to those set forth in Rules 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, as amended, that could give rise to a potential conflict of interest with respect to Pay Governance’s work. The Compensation Committee determined, based on its analysis of these factors, that the work of Pay Governance, and the individual compensation advisors employed by Pay Governance as compensation consultants, did not create any conflict of interest.

Shareholder Advisory Vote on Executive Compensation

At our Annual Meeting of Shareholders held on October 28, 2015, we held an advisory vote on executive compensation. Approximately 86% of the votes cast on the proposal were in favor of our Named Executive Officer compensation as disclosed in the proxy statement. Our Compensation Committee reviewed these final vote results and determined that, given the level of support, no material changes to our executive compensation policies and programs were necessary as a result of the advisory vote on executive compensation.

Executive Compensation Components

Base Salary

We provide an annual base salary to each of our executive officers to compensate them for services rendered during the year. Salaries are reviewed annually by the Compensation Committee and adjusted for the ensuing year based on (i) both qualitative and quantitative factors such as job level, responsibilities and prior experience and expertise, individual performance, future potential, (ii) internal review of the executive officer’s total compensation, individually and relative to our other executive officers with similar levels of responsibility within Abaxis and (iii) an evaluation of the compensation levels of similarly-situated executive officers in our Compensation Peer Group (or Updated Compensation Peer Group with respect to fiscal 2017) and in our industry generally.

For fiscal 2016 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to make such amounts competitive with those of similarly-situated executives at our peer companies, using the report prepared in March 2013 by Pay Governance as a point of reference, to ensure an appropriate balance in the Named Executive Officers’ compensation mix between cash and equity, to retain employees with the

Abaxis, Inc. Form 10-K/A

qualifications desired for each particular position and to reward each of the Named Executive Officers for his performance in the prior year. For fiscal 2016, the Compensation Committee made recommendations to target salaries between the 25th and 50th percentile of our Compensation Peer Group. Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile. The Compensation Committee and Board of Directors determined that many of the prior observations made by Pay Governance in March 2013 continued to be relevant as a point of reference for fiscal 2016. Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him. However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2016 after considering an analysis of total cash compensation for our executive officers compared to the Compensation Peer Group prepared by Pay Governance and the recommendations of the Compensation Committee. For fiscal 2016 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level for each Named Executive Officer’s position. The Compensation Committee recommended to the Board of Directors to increase base salaries for all of our continuing Named Executive Officers from fiscal 2015 to fiscal 2016 to reflect our strong operational and financial performance during the prior fiscal year overseen by our executive management team, annual merit increases and individual performances. Mr. Severson’s salary increase of 10.0% also reflected consideration of Mr. Severson’s time served in his position, success of Abaxis in the past year and over an extended period and the importance of Mr. Severson to the continued success of Abaxis. Mr. Taylor’s salary reflects his increased duties and responsibilities in the new position of Chief Financial Officer, Vice President of Finance and Secretary. The increase in Dr. Tockman’s salary of 11.5% reflects a merit increase and recognition of the additional responsibilities assumed by Dr. Tockman during fiscal 2015 with respect to sales and marketing in North America, Latin America and the U.S. Government. The increase of 16.7% in Mr. Wood’s salary reflects his promotion from Chief Operating Officer to President and Chief Operating Officer in April 2015 and increased responsibilities to oversee sales and marketing in North America.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (except as otherwise noted, effective June 2015 for fiscal 2016 and June 2016 for fiscal 2017) for our Named Executive Officers:

Named Executive Officer	Fiscal 2016 Base Salary	Fiscal 2017 Base Salary
Clinton H. Severson	$550,000	$575,000
Ross Taylor (1)	$250,000	$257,500
Alberto R. Santa Ines (2)	$290,000	—
Kenneth P. Aron, Ph.D.	$290,000	$298,700
Craig M. Tockman, DVM	$290,000	$298,700
Donald P. Wood	$350,000	$360,500
(1)	Mr. Taylor’s fiscal 2016 base salary was effective upon his appointment as Chief Financial Officer, Vice President of Finance and Secretary in August 2015.
(2)	Upon Mr. Santa Ines’ retirement, effective as of July 31, 2015, he became a part-time, nonexecutive employee and was paid on an hourly basis at $10.00 per hour until May 15, 2016.

Abaxis, Inc. Form 10-K/A

Fiscal 2016 and 2017 base salary increases for the Named Executive Officers were as follows:

Named Executive Officer	Fiscal 2016 Percent Increase In Base Salary from Fiscal 2015	Fiscal 2017 Percent Increase In Base Salary from Fiscal 2016
Clinton H. Severson	10.0%	4.6%
Ross Taylor (1)	—	3.0%
Alberto R. Santa Ines (2)	3.6%	—
Kenneth P. Aron, Ph.D.	3.6%	3.0%
Craig M. Tockman, DVM	11.5%	3.0%
Donald P. Wood	16.7%	3.0%
(1)	Mr. Taylor first became an executive officer upon his appointment to Chief Financial Officer, Vice President of Finance and Secretary, effective August 1, 2015.
(2)	Upon Mr. Santa Ines’ retirement on July 31, 2015, he ceased receiving his fiscal 2016 annual base salary and was eligible to be paid for part-time, non-executive employee services thereafter until May 15, 2016.

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

The cash incentive bonuses are paid quarterly upon meeting pre-determined quarterly financial goals, which is designed to align compensation with our quarterly corporate financial performance, reward achievement of consistent short-term profit growth and profitability and provide executives with a meaningful total cash compensation opportunity (base salary and quarterly bonus). At the beginning of fiscal 2016, the Compensation Committee approved the quarterly and annual financial targets that would support Abaxis’ annual operating plan. The bonus program, along with the specific financial performance goals, is a key element of the Compensation Committee’s pay-for-performance philosophy, and consistent with this philosophy for fiscal 2016, the Chief Executive Officer and other Named Executive Officers earned the bonuses at 97% of their targets, which was commensurate with the level of achievement of the corporate performance goals.

Target Bonus Opportunities for Fiscal 2016

For fiscal 2016, our Compensation Committee generally targeted total cash compensation to be at or slightly above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this target as a general guideline for the appropriate level of potential cash bonus compensation. The Compensation Committee believed that this was appropriate because base salary is generally set at or below the median of the Compensation Peer Group, as well as to ensure we retain and motivate our executives, and align pay with performance. The actual total cash compensation earned could be above or below the 75th percentile of the Compensation Peer Group based on strength of Abaxis’ performance. The target bonus level set by the Compensation Committee is designed to place a high degree of cash compensation at-risk and the Compensation Committee believes it is appropriate to provide for payout opportunities above the median of the Compensation Peer Group, considering that the base salaries of the Named Executive Officers are generally at or below the median of the Compensation Peer Group. The target bonus levels for the Named Executive Officers are designed to incentivize them with respect to future company performance, to place a higher portion of our Named Executive Officers’ compensation at-risk and to maintain total compensation at an appropriately competitive level in the industry.

Based on the individual performances of the Named Executive Officers over the prior year, the scope of responsibilities, and on the peer company analysis of total compensation prepared by Pay Governance in March 2013, the Compensation Committee recommended to the Board of Directors to increase target bonus opportunities for fiscal 2016 for Mr. Severson and Dr. Tockman. Mr. Severson’s increase in target bonus reflected the time he has served in his position, success of Abaxis in the past year and over an extended period and the importance of Mr. Severson to

Abaxis, Inc. Form 10-K/A

the continued success of Abaxis. Mr. Taylor’s target bonus was determined appropriate to reflect his increased duties and responsibilities in the new position of Chief Financial Officer, Vice President of Finance and Secretary, and was set with the aim to maintain internal equity of our executive officer’s total compensation. The increase in Dr. Tockman’s target bonus was determined appropriate to reflect the additional responsibilities he assumed with respect to sales and marketing in North America, Latin America and the U.S. Government and was set with the aim to maintain internal equity of our executive officer’s total compensation. The Compensation Committee considered the total direct compensation for Mr. Santa Ines, Dr. Aron and Mr. Wood and determined that the target bonus from fiscal 2015 would be maintained and remained appropriate for Mr. Santa Ines, Dr. Aron and Mr. Wood in fiscal 2016.

In April 2015, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2016 target bonus levels for our executive officers. The following table summarizes the fiscal 2016 target bonus amounts for our Named Executive Officers:

Named Executive Officer	Fiscal 2015 Target Bonus	Fiscal 2016 Target Bonus	Fiscal 2016 Target Bonus Increase From Fiscal 2015
Clinton H. Severson	$700,000	$800,000	14.3%
Ross Taylor (1)	—	$425,000	—
Alberto R. Santa Ines (2)	$425,000	$425,000	—
Kenneth P. Aron, Ph.D.	$425,000	$425,000	—
Craig M. Tockman, DVM	$300,000	$425,000	41.7%
Donald P. Wood	$525,000	$525,000	—
(1)	Mr. Taylor first became an executive office upon his appointment to Chief Financial Officer, Vice President of Finance and Secretary, effective August 1, 2015.
(2)	Upon Mr. Santa Ines’ retirement, effective as of July 31, 2015, he ceased to be eligible for any bonus related to Abaxis’ performance for the fiscal quarters starting after June 30, 2015.

Corporate Performance Measures

For fiscal 2016, our Compensation Committee selected quarterly revenues and quarterly income before income tax provision at the beginning of the fiscal year as the corporate financial performance measures for our executive officer bonus program, which we believe are the most important measures of both annual financial performance and long-term shareholder value.

Each of the fiscal 2016 corporate financial performance measures and target goals are disclosed above under “Pay-for-Performance Philosophy.” The Compensation Committee selected quarterly revenues and quarterly income before income tax provision as the performance metrics under the bonus plan with equal weightings, as it believes that because we are a growth company, revenues is an important indicator of Abaxis’ potential for increasing long-term shareholder value and income before income tax provision is an important indicator of Abaxis’ current profitability, a priority to our shareholders.

Using these two equally-weighted performance measures, the Compensation Committee established bonus targets that are set to be achievable, yet are at a level of difficulty that does not assure that the goals will be met. The bonus targets require executive officers to increase annual corporate financial performance during the applicable fiscal year, compared to our previous year’s actual financial results. Accordingly, meeting the bonus targets, requires executive officers to improve financial performance on a year-over-year basis and, thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial results are not achieved during a particular fiscal year. In

Abaxis, Inc. Form 10-K/A

addition to meeting financial goals, we must not exceed a certain failure rate on our reagent discs in order for cash incentives to be paid to our executive officers. Our Compensation Committee has the discretion to grant bonuses even if these performance goals are not met, which it has done in the past in very special circumstances. The Compensation Committee did not approve any discretionary bonuses for fiscal 2016.

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

Bonus Decisions and Analysis

The Compensation Committee evaluated our financial performance for each quarter of fiscal 2016 and the level of achievement of each of the corporate performance measures for those quarters. As noted above, the fiscal 2016 bonus to each Named Executive Officer was based upon the achievement of two equally-weighted financial goals, our quarterly revenues and income before income tax provision goals. In addition, the Compensation Committee determined that we had satisfied the threshold goal relating to the failure rate on our reagent discs necessary for any bonuses to be paid. Based on this evaluation, the Compensation Committee determined that our Named Executive Officers had achieved 97% of their target performance goals for fiscal 2016. The actual quarterly results and quarterly targets for fiscal 2016 are summarized below.

Fiscal 2016 (in millions)	Actual Revenues Worldwide	Target Revenues Worldwide at 100%	Actual Revenues from North America Veterinary Market, Latin America and the U.S. Government at 100%	Target Revenues from North America Veterinary Market, Latin America and the U.S. Government	Actual Income Before Income Tax Provision (1)	Target Income Before Income Tax Provision at 100% (1)
First quarter	$53.1	$53.7	$35.8	$36.2	$11.0	$9.5
Second quarter	$56.0	$55.6	$38.5	$37.4	$12.3	$10.3
Third quarter	$52.9	$56.7	$33.1	$37.6	$11.5	$12.2
Fourth quarter	$56.9	$59.8	$38.5	$39.8	$12.4	$13.9
Fiscal 2016	$218.9	$225.8	$145.9	$151.0	$47.2	$45.9
(1)	The actual and target bonus levels for income before income tax provision include bonus expense, if earned.

Abaxis, Inc. Form 10-K/A

At least 90% achievement of the target level of the pre-established corporate goal is necessary for any bonus payout. The Board of Directors (with Mr. Severson abstaining) approves the achievement of the target bonus levels for each quarter. On April 27, 2016, the Compensation Committee approved the fiscal 2016 bonuses awarded to each of our Named Executive Officers, based on such achievement, which were as follows:

Named Executive Officer	Fiscal 2016 Bonus Awarded	Percentage of Target Bonus
Clinton H. Severson	$776,000	97%
Ross Taylor	$412,250	97%
Alberto R. Santa Ines (1)	$76,500	18%
Kenneth P. Aron, Ph.D.	$412,250	97%
Craig M. Tockman, DVM	$412,250	97%
Donald P. Wood	$509,250	97%
(1)	Due to Mr. Santa Ines’ retirement, effective as of July 31, 2015, he was paid a bonus of $76,500, which represented our financial performance for the first fiscal quarter of fiscal 2016. Because Mr. Santa Ines ceased to be an executive officer after such fiscal quarter, he did not earn any further performance bonuses for fiscal 2016. Mr. Santa Ines’ bonus for fiscal 2016 represented 120% of his target bonus for such fiscal quarter.

Target Bonus Opportunities for Fiscal 2017

For fiscal 2017, our Compensation Committee generally aimed for total cash compensation to be at or slightly above the 75th percentile of the Updated Compensation Peer Group. Our Compensation Committee considered this target as a general guideline for the appropriate level of potential cash bonus compensation. The Compensation Committee believed that this was appropriate because base salary is generally set below the median of the Updated Compensation Peer Group, with certain exceptions deemed appropriate by the Compensation Committee. Also, the Compensation Committee believed that this was appropriate to ensure we retain and motivate our executives, and align pay with performance. The actual total cash compensation earned could be above or below the 75th percentile of the Updated Compensation Peer Group based on strength of Abaxis’ performance. The target bonus level set by the Compensation Committee is designed to place a high degree of cash compensation at-risk and the Compensation Committee believes it is appropriate to provide for payout opportunities above the median of the Updated Compensation Peer Group, considering that the base salaries of the Named Executive Officers are generally below the median of the Updated Compensation Peer Group. The target bonus level for the Named Executive Officers is designed to incentivize them with respect to future Company performance, to place a higher portion of our Named Executive Officers’ compensation at risk when compared to executives in the Updated Compensation Peer Group and to maintain total compensation at an appropriately competitive level in the industry based on market data obtained in connection with the Updated Compensation Peer Group compiled in April 2016.

Based on the individual performances of the Named Executive Officers over the prior year, the scope of responsibilities, and on the peer company analysis of total compensation prepared by Pay Governance in April 2016, the Compensation Committee recommended to the Board of Directors to increase target bonus opportunities for fiscal 2017 for our continuing Named Executive Officers. In April 2016, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2017 target bonus levels for our executive officers. The following table summarizes the fiscal 2017 target bonus amounts for our Named Executive Officers.

Named Executive Officer	Fiscal 2017 Target Bonus
Clinton H. Severson	$850,000
Ross Taylor	$500,000
Alberto R. Santa Ines (1)	—
Kenneth P. Aron, Ph.D.	$500,000
Craig M. Tockman, DVM	$500,000
Donald P. Wood	$600,000
(1)	Due to Mr. Santa Ines’ retirement, effective as of July 31, 2015, he was not eligible to receive a target bonus amount for fiscal 2017.

Abaxis, Inc. Form 10-K/A

Payment of the target bonus, as identified above, for fiscal 2017, will continue to be equally weighted at 50% for achievement of our quarterly worldwide revenue performance goal (or, in the case of Dr. Tockman, our quarterly revenue for North America veterinary market and from Latin America and the U.S. Government performance goal) and 50% for achievement of our quarterly income before income tax provision performance goal. For fiscal 2017, bonuses will be paid in the same payout structure as the fiscal 2016 bonus discussed in “Bonus Calculations,” with the exception of specified financial targets as determined by the Compensation Committee.

Long-Term Equity Incentive Compensation

Long-term incentive equity awards are designed as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied to increasing the market value of Abaxis. We make annual grants of long-term incentive equity awards in the first quarter of each fiscal year (or during the fiscal year if necessary for a newly hired or promoted employee) to align our executives’ interests with those of our shareholders, to promote executives’ focus on the long-term financial performance of Abaxis, and, through time-based and performance-based vesting requirements, to enhance long-term performance and retention. The Compensation Committee approves all equity award grants to our Named Executive Officers and other executive officers.

In determining the size of equity-based awards, the Compensation Committee considers competitive grant values for comparable positions among the Compensation Peer Group (or Updated Compensation Peer Group with respect to fiscal 2017) as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and value to Abaxis. The Compensation Committee also considers, in its decision-making process, the executives’ historical total compensation, including prior equity grants, their tenure, responsibilities, experience and value to Abaxis. No one factor is given any specific weighting and the Compensation Committee exercises its judgment to determine the appropriate size and mix of awards.

Under our 2005 Equity Incentive Plan and 2014 Equity Incentive Plan, we are permitted to award a variety of share-based awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards. Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options. Beginning in fiscal 2007, we began granting RSUs to our executive officers. Starting in fiscal 2013, we implemented a performance-based vesting equity program. Under this program, our Compensation Committee granted our Named Executive Officers PSUs that vest only if certain financial and/or operating goals are achieved. Additionally, in fiscal 2014, we redesigned the PSUs to better align the objectives of Abaxis and interests of our shareholders. Equity grants to our Named Executive Officers in fiscal 2016 and fiscal 2017 were in the form of RSUs and PSUs, as discussed further below.

Restricted Stock Units

We began granting RSUs in fiscal 2007. Since fiscal 2013, we have maintained a performance-based vesting equity program and began granting PSUs, such that a portion of the equity awards that our Compensation Committee granted to our executive officers vest only if certain financial and/or operating goals were achieved. Our Compensation Committee has determined that a mix of time-based and performance-based vesting for the RSU awards provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing variable compensation dependent on performance goal achievement in addition to share value (PSUs) and variable compensation with a more predictable value (RSUs subject to time-based vesting).

Since April 2013, the Compensation Committee has designed the PSUs so that vesting terms are based on (1) achieving specified financial targets over a single-fiscal year performance period and (2) remaining in the service of Abaxis over a four-year vesting period. The awards are comprised of two specified corporate performance targets for fiscal 2016, which are both equally weighted at 50%. The Compensation Committee believes that the financial impact from the accounting for the share-based compensation expense of these equity incentive awards, along with the retention of the Named Executive Officers, were aligned with shareholder value.

Fiscal 2016 Equity Incentive Grants

In April 2015, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee determined that for fiscal 2016, a mix of RSU and PSU awards would continue to provide

Abaxis, Inc. Form 10-K/A

an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing the two types of variable compensation. The vesting terms of the RSUs and PSUs awarded for fiscal 2016 is summarized in the chart below.

Fiscal 2016 Long-Term Equity Incentive Compensation	Type	RSUs and PSUs
	Vesting for RSUs	Annual vesting over four years (5%, 10%, 15% and 70% on the first, second, third and fourth anniversary of the grant date, respectively)
	Vesting for PSUs	Vesting on the third and fourth anniversary date of grant, based on the achievement of two predefined performance goals
	PSU Metrics for: Corporate performance goal at 90% of target	Minimum vest: 0%; Target and maximum vest: 100%
	. . . . . . . . . . . . . . . . . .	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
	Corporate performance goal at 100% of target	Minimum vest: 0%; Target and maximum vest: 100%

The PSUs granted to our Named Executive Officers in fiscal 2016, or the FY2016 PSUs, consist of the right to receive shares of common stock, only if both of the following criteria are satisfied: (1) Abaxis’ consolidated income from operations for the fiscal year ending March 31, 2016, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of Abaxis until the applicable vesting date set forth below.

Shares Issuable Upon Settlement of Fiscal 2016 PSUs	Consolidated Income From Operations for the Year Ending March 31, 2016	Vesting date
25%	> 90% of $45.5 million	May 4, 2018
25%	> 90% of $45.5 million	May 4, 2019
25%	> 100% of $45.5 million	May 4, 2018
25%	> 100% of $45.5 million	May 4, 2019

The Compensation Committee selected annual consolidated income from operations as the performance metric for the FY2016 PSUs to vest, as it believes that this is an important measurement of Abaxis’ performance and effectiveness of achieving financial strategies, in terms of cost controls, and for that reason, it establishes target levels to achieve operating income growth and return long-term shareholder value. The FY2016 PSUs are designed with a one year performance period, in order to motivate executive officers to focus their efforts on annual goals and at the same time, to strengthen and encourage retention as an executive officer must continue employment with us for the awards to vest.

RSUs subject to time-based vesting granted to the Named Executive Officers in fiscal 2016, or the FY2016 RSUs, were subject to the following vesting schedule: five percent vesting on the first anniversary of the grant date; additional ten percent on the second anniversary of the grant date; additional 15 percent on the third anniversary of the grant date; and the remaining 70 percent on the fourth anniversary of the grant date, in each case subject to continuous service to Abaxis during the vesting period. Time-based vesting terms are intended to encourage retention of our executive officers. Our Compensation Committee believes that retention of the Named Executive Officers is key to our success and that the time-based vesting schedule of the RSUs helps to retain our Named Executive Officers, particularly because it is heavily weighted towards the end of the four-year vesting period.

The Compensation Committee believed that the equity award program for fiscal 2016 aligns the executives’ focus on the achievement of specific performance goals intended to help position us for future growth. Furthermore, the Compensation Committee believes that our restricted stock grants will enhance executive share ownership, further aligning their interests with those of shareholders. In determining the appropriate amount of equity incentive grants to award to the Named Executive Officers for fiscal 2016, the Compensation Committee aimed for long-term equity

Abaxis, Inc. Form 10-K/A

incentive compensation awards, when taken together with the base salary and annual incentive compensation opportunities provided to the Named Executive Officers, to result in actual total direct compensation to the Named Executive Officers to be at or slightly above the 75th percentile of the Compensation Peer Group, assuming performance at the target level under the annual incentive compensation plan and also determines such amounts based on individual, company, and stock performance, as compared to similarly-situated executive officers in our Compensation Peer Group and in our industry generally. The Compensation Committee has determined that providing compensation at these levels would provide incentives to attract and retain highly qualified executives. The Compensation Committee also determined that it was appropriate for all Named Executive Officers (other than our Chief Executive Officer) to generally receive a similarly-size equity grant for fiscal 2016, because this maintains internal pay equity. Mr. Taylor’s equity grant reflects his duties and responsibilities in his new position as our Chief Financial Officer, Vice President of Finance and Secretary, relative to our Compensation Peer Group. Dr. Tockman’s equity grant reflects the additional responsibilities he assumed with respect to sales and marketing in North America, Latin America and the U.S. Government during fiscal 2015 and was set to maintain internal equity of our other executive officer’s total compensation.

In April 2015, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2016 long-term equity incentive compensation awards for our Named Executive Officers. The following table summarizes the fiscal 2016 RSUs and PSUs awarded to our Named Executive Officers.

Named Executive Officer	RSUs Granted in Fiscal 2016 (#)	PSUs Granted in Fiscal 2016 (#)
Clinton H. Severson	19,000	36,000
Ross Taylor	9,000	16,000
Alberto R. Santa Ines (1)	9,000	24,000
Kenneth P. Aron, Ph.D.	9,000	24,000
Craig M. Tockman, DVM	9,000	24,000
Donald P. Wood	9,000	24,000
(1)	Upon Mr. Santa Ines’ retirement from his role as Chief Financial Officer, Vice President of Finance and Secretary effective July 31, 2015, his FY2016 PSUs were cancelled. Mr. Santa Ines’ FY 2016 RSUs continued to vest during his part-time services as a nonexecutive employee through May 15, 2016.

The Compensation Committee chose to structure the fiscal 2016 equity awards granted to the Named Executive Officers to be more heavily weighted towards those with performance-based vesting (the PSUs), to further its policy of providing performance-based pay that is directly aligned with Company performance. Accordingly, our Named Executive Officers received, approximately 64-73% of their fiscal 2016 equity awards in the form of PSUs.

On April 27, 2016, the Compensation Committee determined that Abaxis’ consolidated income from operations for fiscal 2016 was above 100% of target and accordingly, because the performance criteria was achieved during fiscal 2016, the FY2016 PSUs for all of our Named Executive Officers (other than Mr. Santa Ines) became eligible to vest in full, if each executive officer completes the remaining timed-based service criteria necessary for the award to vest.

Fiscal 2017 Equity Incentive Grants

In April 2016, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee again determined that a mix of RSU and PSU awards would be appropriate, for the reasons described above. RSUs granted in fiscal 2017 to the Named Executive Officers continued to have the four-year time-based vesting terms as described above for RSUs granted in fiscal 2016.

The PSUs granted to our continuing Named Executive Officers in fiscal 2017, or the FY2017 PSUs, consist of the right to receive shares of common stock, only if both of the following criteria are satisfied: (1) Abaxis’ consolidated income from operations for the fiscal year ending March 31, 2017, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of Abaxis until the applicable vesting date set forth below.

Abaxis, Inc. Form 10-K/A

The FY2017 PSUs granted to Mr. Severson vests as follows.

Shares Issuable Upon Settlement of Fiscal 2017 PSUs	Consolidated Income From Operations for the Year Ending March 31, 2017	Vesting date
9,000	> 90% of target	May 2, 2019
9,000	> 90% of target	May 2, 2020
16,500	> 100% of target	May 2, 2019
16,500	> 100% of target	May 2, 2020

The FY2017 PSUs granted to all other Named Executive Officers vests as follows.

Shares Issuable Upon Settlement of Fiscal 2017 PSUs	Consolidated Income From Operations for the Year Ending March 31, 2017	Vesting date
25%	> 90% of target	May 2, 2019
25%	> 90% of target	May 2, 2020
25%	> 100% of target	May 2, 2019
25%	> 100% of target	May 2, 2020

The Compensation Committee again selected annual consolidated income from operations as the performance metric for the FY2017 PSUs to vest, as it believes that this is an important measurement of Abaxis’ performance and effectiveness of achieving financial strategies, in terms of cost controls, and for that reason, it establishes target levels to achieve operating income growth and return long-term shareholder value. The FY2017 PSUs are designed with a one year performance period in order to motivate executive officers to focus their efforts on annual goals and at the same time strengthen and encourage retention since an executive officer must continue employment with us for the awards to vest.

In April 2016, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2017 long-term equity incentive compensation for our Named Executive Officers. As in fiscal 2016, our Named Executive Officers received a substantially greater portion of their fiscal 2017 restricted stock units in the form of PSUs. The following table summarizes the fiscal 2017 RSUs and PSUs awarded to our Named Executive Officers.

Named Executive Officer	RSUs Granted in Fiscal 2017 (#)	PSUs Granted in Fiscal 2017 (#)
Clinton H. Severson	19,000	51,000
Ross Taylor	9,000	16,000
Alberto R. Santa Ines (1)	—	—
Kenneth P. Aron, Ph.D.	9,000	16,000
Craig M. Tockman, DVM	9,000	16,000
Donald P. Wood	9,000	16,000
(1)	Due to Mr. Santa Ines’ retirement, effective as of July 31, 2015, we did not grant Mr. Santa Ines any equity awards in fiscal 2017.

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

Abaxis, Inc. Form 10-K/A

Clawback Policy

Since January 2014, we have maintained a compensation clawback policy that includes, among other things, provisions permitting our Board to require officers to repay to us certain amounts in the event of a restatement of our financial statements due to material noncompliance with any financial reporting requirement. The policy permits our Board to seek recoupment from officers from any of the following sources: prior incentive compensation payments; future payments of incentive compensation; cancellation of outstanding equity awards; future equity awards; and direct repayment. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 further expanded the reach of mandatory recoupment policies, but the Securities and Exchange Commission has yet to provide final guidance for implementation of such requirements. We will comply with any final recoupment policy guidance.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our executive officers and directors, as follows:

Position	Stock Ownership Guideline
Chief Executive Officer	7x base salary
Executive Officers (other than the Chief Executive Officer)	3x base salary
Directors	5x annual cash retainer

These guidelines require that executives and directors be meaningfully invested in Abaxis’ stock and therefore be personally invested in Abaxis’ performance to ensure strong alignment with shareholder interests. Our stock ownership guidelines were adopted in 2011 and require all executive officers and directors through the first day of each of Abaxis’ fiscal years beginning with April 1, 2016 to accumulate enough shares to satisfy the stock ownership requirements. All of our Named Executive Officers meet these guidelines and our Chief Executive Officer’s stock ownership is currently 64.1 times his base salary.

Employment Agreements

In October 2010, we entered into an employment agreement with Mr. Severson, our Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing employment agreement, dated July 11, 2005. The amended and restated employment agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, RSUs, PSUs and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described below in “Change in Control and Severance Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement.

On April 29, 2015, we entered into an offer letter agreement with Mr. Taylor in connection with his appointment as Chief Financial Officer, effective as of August 1, 2015. The offer letter provides for an annual base salary of $250,000, a target annual cash incentive for fiscal 2016 of $425,000, an award of 9,000 RSUs and 16,000 PSUs and a relocation bonus of $25,000. The relocation bonus was paid to Mr. Taylor when he was hired in October 2015 as the Vice President of Business Development and Investor Relations. The relocation bonus must be repaid, up to the full $25,000 amount, if Mr. Taylor resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before October 20, 2018, the four year anniversary of Mr. Taylor’s initial employment start date with Abaxis, with the repayment amount pro-rated based on the time of such resignation or termination. However, if there is a change in control of Abaxis prior to October 20, 2018 and Mr. Taylor remains an employee of our Company through such change in control, he does not need to repay the relocation bonus. Additionally, the offer letter agreement provides that Mr. Taylor will be a participant in the Severance Plan, on the specific terms and adjustments described below.

On May 1, 2015, we entered into a transition agreement providing for Mr. Santa Ines’ retirement, effective as of July 31, 2015. Pursuant to this agreement, Mr. Santa Ines remained with Abaxis after his retirement as a part-time, nonexecutive employee on an hourly basis until May 15, 2016 and, subject to Mr. Santa Ines’ service through such date and the effectiveness of a release of claims, the time-based vesting of the PSUs granted to Mr. Santa Ines in April 2014 (which have already vested in full as to Abaxis’ performance) was accelerated in full on May 15, 2016. and his RSUs continued to vest during his continued service as a nonexecutive employee pursuant to their terms. The transition agreement also provided that upon his retirement on July 31, 2015, Mr. Santa Ines ceased to be eligible for any severance or change of control benefits, including under the Severance Plan.

Abaxis, Inc. Form 10-K/A

On May 1, 2014, we entered into an employment agreement with Dr. Tockman providing for the terms of his promotion to Vice President of Sales and Marketing for North America Animal Health on May 5, 2014, which superseded our previous employment agreement with Dr. Tockman in place prior to his promotion. The employment agreement provides Dr. Tockman with a $100,000 relocation bonus, with repayment term, up to the full $100,000 amount, if Dr. Tockman resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before May 5, 2018, the four year anniversary of Dr. Tockman’s promotion date, with the repayment amount pro-rated based on the time of such resignation or termination. However, if there is a change in control of Abaxis prior to May 5, 2018 and Dr. Tockman remains an employee of our Company through such change in control, he does not need to repay the relocation bonus. Dr. Tockman’s employment agreement further provides that he will be a participant in the Severance Plan, on the specific terms and adjustments described below.

Change in Control and Severance Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. Each of our Named Executive Officers is designated as a participant in the Severance Plan other than Mr. Santa Ines, who ceased participation in the Severance Plan as of his retirement as Chief Financial Officer, Vice President of Finance and Secretary on July 31, 2015.

The Board of Directors has amended the Severance Plan from time to time to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). In May 2014, our Compensation Committee determined to discontinue the practice of providing “single-trigger” equity vesting acceleration upon a change of control and the tax “gross up” provisions in the Severance Plan, as further described below. Accordingly, Mr. Taylor’s and Dr. Tockman’s offer letter agreements with us provide that, notwithstanding the terms of the Severance Plan, they will not be entitled to automatic vesting acceleration and the tax payment described above upon a change of control. Instead, Mr. Taylor and Dr. Tockman will be entitled to automatic equity vesting acceleration only on a “double-trigger” basis, requiring a termination in connection with a change of control, and will not be entitled to an excise tax gross up.

The Severance Plan (with respect to Mr. Taylor and Dr. Tockman, as adjusted by each of their respective offer letters) provides that if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

•	on the 60th day after the termination date, a lump sum cash payment equal to two times the sum of the participant’s annual base salary and the participant’s target annual bonus amount for the year in which the change of control occurs;
•	payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, our benefits will be secondary to those provided under such other plan;
•	reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under our plans into individual policies following termination;
•	for a participant who joined the Severance Plan on or after May 2014, full vesting of all equity awards;
•	for a participant who joined the Severance Plan on or after May 2014, a “better after tax” provision providing that any payment or benefit the participant may receive that would be a “parachute payment” within the meaning of 280G of the Code subject to an excise tax imposed under Section 4999 of the Code (the “Excise Tax”) will be either paid in full and subject to such Excise Tax or cut back to an amount that will not trigger the Excise Tax, whichever results in the greatest economic benefit to the participant; and
•	for a participant who joined the Severance Plan prior to May 2014 payment of an amount equal to any Excise Tax, as well as a payment in reimbursement of Excise Taxes and income taxes arising from the initial Excise Tax payment, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Abaxis, Inc. Form 10-K/A

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

In addition, for participants who joined the Severance Plan prior to May 2014, the Severance Plan provides that upon the occurrence of a change of control, the participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable. Under the 2005 Equity Incentive Plan, all equity awards held by executive officers accelerate upon a change in control. This equity acceleration does not apply to Mr. Taylor and Dr. Tockman. Our 2014 Equity Incentive Plan does not contain this automatic vesting acceleration provision.

Compensation Policies and Practices as They Relate to Risk Management

In fiscal 2015, our Compensation Committee commissioned its outside compensation consultant Pay Governance to conduct a risk assessment of our executive compensation policies and practices. After reviewing such analysis and reviewing our compensation policies and practice in fiscal 2016, our Compensation Committee concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks. In connection with its evaluation, our Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives.

Tax Considerations

Deductibility of Executive Compensation

We have considered the provisions of Section 162(m) of the Code and related Treasury Regulations that restrict deductibility of executive compensation paid to our Named Executive Officers and our other executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. The Compensation Committee endeavors to maximize deductibility of compensation under Section 162 (m) of the Code to the extent practicable while maintaining a competitive, performance-based compensation program. However, tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof) that are beyond the control of both Abaxis and our Compensation Committee. In addition, our Compensation Committee believes that it is important to retain maximum flexibility in designing compensation programs that meet its stated business objectives. For these reasons, our Compensation Committee, while considering tax deductibility as a factor in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible.

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

Abaxis, Inc. Form 10-K/A

COMPENSATION COMMITTEE REPORT(1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2016.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2016.

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

Abaxis, Inc. Form 10-K/A

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2016, 2015 and 2014, the compensation awarded or paid to, or earned by, Abaxis’ Chief Executive Officer, Chief Financial Officer, former Chief Financial Officer and the three other most highly compensated executive officers as of March 31, 2016 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)(4)		Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)		Total ($)
Clinton H. Severson	2016	542,115	—	3,029,400		776,000	13,679	(7)	4,361,194
Chief Executive Officer and	2015	498,231	302,260	2,245,100		889,000	13,858		3,948,449
Chairman of the Board (1)	2014	478,116	—	2,333,650		72,563	10,841		2,895,170

Ross Taylor (8)	2016	239,808	—	1,377,000		412,250	25,044	(9)	2,054,102
Chief Financial Officer,
Vice President of Finance and
Secretary

Alberto R. Santa Ines (10)	2016	95,911	—	2,387,400	(11)	76,500	75,662	(12)	2,635,473
Former Chief Financial Officer,	2015	276,154	183,515	1,347,060		539,750	13,366		2,359,845
Vice President of Finance and	2014	258,500	—	1,060,750		40,313	9,985		1,369,548
Secretary

Kenneth P. Aron, Ph.D.	2016	289,808	—	1,817,640		412,250	26,895	(13)	2,546,593
Chief Technology Officer	2015	276,154	183,515	1,347,060		539,750	27,322		2,373,801
	2014	258,500	—	1,060,750		40,313	24,547		1,384,110

Craig M. Tockman, DVM	2016	284,962	—	1,817,640		412,251	26,768	(14)	2,541,621
Vice President of Animal Health
Sales and Marketing for
North America

Donald P. Wood	2016	348,462	—	1,817,640		509,250	21,090	(15)	2,696,442
President and	2015	291,308	226,695	1,347,060		666,750	21,515		2,553,328
Chief Operating Officer	2014	258,500	—	1,060,750		40,313	18,731		1,378,294
(1)	Mr. Severson is not compensated in his role as a director. The amounts shown reflect compensation earned as an employee only.
(2)	Represents discretionary bonuses earned in the fiscal year specified. In fiscal 2016 and fiscal 2014, no discretionary bonuses were awarded.
(3)	Awards consist of RSUs and PSUs granted to the Named Executive Officer in the fiscal year specified. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). Amounts listed in this column represent the grant date fair value of the awards granted in the fiscal year indicated as computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”). For PSUs, such grant date fair value is based on the probable outcome of the performance conditions as of the grant date, in accordance with ASC 718. Assuming the highest level of performance conditions were met for fiscal 2016, the grant date fair value of PSU awards would be as follows: (a) Mr. Severson, $2.0 million, (b) Mr. Taylor, $0.9 million, (c) Mr. Santa Ines, $1.3 million, (d) Dr. Aron, $1.3 million, (e) Dr. Tockman, $1.3 million and (f) Mr. Wood, $1.3 million.

Abaxis, Inc. Form 10-K/A

(4)	For a discussion of the assumptions used in determining the fair value of awards of RSUs and PSUs in the above table and other additional information on the RSUs and PSUs granted, see Note 15 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 31, 2016.
(5)	Represents the cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under “Executive Compensation – Compensation Discussion and Analysis” above. The annual cash bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly revenues and/or quarterly income before income tax provision goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.
(6)	Amounts listed are based upon our actual costs expensed in connection with such compensation.
(7)	In fiscal 2016, consists of $5,773 in supplemental health plan expenses reimbursed by us, $419 in group life insurance paid by us, $418 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $6,625 in matching contributions made by us to Mr. Severson’s 401(k) account.
(8)	Mr. Taylor was appointed to the position of Chief Financial Officer, Vice President of Finance and Secretary effective August 1, 2015. The amounts in the table reflect all of Mr. Taylor’s compensation from Abaxis earned during fiscal 2016.
(9)	In fiscal 2016, consists of $19,152 in supplemental health plan expenses reimbursed by us, $334 in group life insurance paid by us, $380 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $4,986 in matching contributions made by us to Mr. Taylor’s 401(k) account.
(10)	Mr. Santa Ines retired as our Chief Financial Officer, Vice President of Finance and Secretary on July 31, 2015 and remained with us as a part-time non-executive employee on an hourly basis until May 15, 2016. In connection with Mr. Santa Ines’ retirement, we modified Mr. Santa Ines’ outstanding PSUs granted in April 2014, for which the fiscal 2015 performance conditions had been met, to accelerate the time-based vesting conditions in full on May 15, 2016. This modification enabled an additional 24,000 of PSUs to vest and resulted in incremental fair value under ASC 718 of $0.6 million. Amounts reflect our accounting for these awards and do not correspond to the actual values that may be realized by Mr. Santa Ines.
(11)	In fiscal 2016, consists of RSUs and PSUs granted to Mr. Santa Ines in April 2015 and the incremental fair value of $0.6 million resulting from the PSU award modification described in footnote 10. For additional information related to the compensation provided to Mr. Santa Ines during his transition, see section titled “Severance and Change in Control Agreements − Transition Agreement with Mr. Santa Ines.”
(12)	In fiscal 2016, consists of $1,919 in supplemental health plan expenses reimbursed by us, $124 in group life insurance paid by us, $139 in disability insurance premiums paid by us, $171 in long-term care insurance premiums paid by us, $3,040 in matching contributions made by us to Mr. Santa Ines’ 401(k) account and a payout of accrued vacation of $70,269.
(13)	In fiscal 2016, consists of $19,152 in supplemental health plan expenses reimbursed by us, $398 in group life insurance paid by us, $418 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $6,625 in matching contributions made by us to Dr. Aron’s 401(k) account.
(14)	In fiscal 2016, consists of $19,152 in supplemental health plan expenses reimbursed by us, $382 in group life insurance paid by us, $417 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $6,625 in matching contributions made by us to Dr. Tockman’s 401(k) account.
(15)	In fiscal 2016, consists of $13,301 in supplemental health plan expenses reimbursed by us, $419 in group life insurance paid by us, $419 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $6,625 in matching contributions made by us to Mr. Wood’s 401(k) account.

Abaxis, Inc. Form 10-K/A

Salary and Bonus in Proportion to Total Compensation. The following table sets forth the percentage of base salary and annual cash incentive bonus that was earned by each Named Executive Officer as a percentage of total compensation for fiscal 2016.

Named Executive Officer	Base Salary As a Percentage of Total Compensation (1)	Annual Cash Incentive Bonus As a Percentage of Total Compensation (1)
Clinton H. Severson	12%	18%
Ross Taylor	12%	20%
Alberto R. Santa Ines (2)	5%	4%
Kenneth P. Aron, Ph.D.	11%	16%
Craig M. Tockman, DVM	11%	16%
Donald P. Wood	13%	19%
(1)	Total compensation is defined as total compensation as reported in the “Summary Compensation Table” for fiscal 2016. Included in the total compensation are long-term equity incentive awards with performance-based vesting criteria. PSUs only provide an economic benefit if the performance goals are achieved.
(2)	Mr. Santa Ines retired as our Chief Financial Officer, Vice President of Finance and Secretary effective as of July 31, 2015. The percentages in the table reflect his compensation earned during his position as the Chief Financial Officer, Vice President of Finance and Secretary from April 1, 2015 until his retirement on July 31, 2015.

Employment Agreements. In October 2010, we entered into an employment agreement with Clinton H. Severson, our Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005. The amended and restated employment agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, RSUs, PSUs and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described below in “Change in Control and Severance Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement.

On April 29, 2015, we entered into an offer letter agreement with Mr. Taylor in connection with his appointment as Chief Financial Officer, effective as of August 1, 2015. The offer letter provides for an annual base salary of $250,000, a target annual cash incentive for fiscal 2016 of $425,000, an award of 9,000 RSUs and 16,000 PSUs and a relocation bonus of $25,000. The relocation bonus was paid to Mr. Taylor when he was hired in October 2015 as the Vice President of Business Development and Investor Relations. The relocation bonus must be repaid, up to the full $25,000 amount, if Mr. Taylor resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before October 20, 2018, the four year anniversary of Mr. Taylor’s initial employment start date with Abaxis, with the repayment amount pro-rated based on the time of such resignation or termination. However, if there is a change in control of Abaxis prior to October 20, 2018, and Mr. Taylor remains an employee of our Company through such change in control, he does not need to repay the relocation bonus. Additionally, the offer letter agreement provides that Mr. Taylor will be a participant in the Severance Plan, on the specific terms and adjustments described below.

On May 1, 2015, we entered into a transition agreement providing for Mr. Santa Ines’ retirement, effective as of July 31, 2015. Pursuant to this agreement, Mr. Santa Ines remained with Abaxis after his retirement as a part-time, nonexecutive employee on an hourly basis until May 15, 2016 and, subject to Mr. Santa Ines’ service through such date and the effectiveness of a release of claims, the time-based vesting of the PSUs granted to Mr. Santa Ines in April 2014 (which had already vested in full as to Abaxis’ performance) was accelerated in full on May 15, 2016. and his RSUs continued to vest during his continued service as a nonexecutive employee pursuant to their terms. The transition agreement also provided that upon his retirement on July 31, 2015, Mr. Santa Ines ceased to be eligible for any severance or change of control benefits, including under the Severance Plan.

Abaxis, Inc. Form 10-K/A

Grants of Plan-Based Awards in Fiscal 2016

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Clinton H. Severson
Annual cash incentive bonus		200,000	800,000	1,600,000
RSUs	5/4/2015							19,000	1,046,520
PSUs	5/4/2015				0	36,000	36,000		1,982,880
Ross Taylor
Annual cash incentive bonus		106,250	425,000	850,000
RSUs	5/4/2015							9,000	495,720
PSUs	5/4/2015				0	16,000	16,000		881,280
Alberto R. Santa Ines (5)
Annual cash incentive bonus		106,250	425,000	850,000
RSUs	5/4/2015							9,000	495,720
PSUs	5/4/2015				0	24,000	24,000		1,321,920
Kenneth P. Aron, Ph.D.
Annual cash incentive bonus		106,250	425,000	850,000
RSUs	5/4/2015							9,000	495,720
PSUs	5/4/2015				0	24,000	24,000		1,321,920
Craig M. Tockman, DVM
Annual cash incentive bonus		106,250	425,000	850,000
RSUs	5/4/2015							9,000	495,720
PSUs	5/4/2015				0	24,000	24,000		1,321,920
Donald P. Wood
Annual cash incentive bonus		131,250	525,000	1,050,000
RSUs	5/4/2015							9,000	495,720
PSUs	5/4/2015				0	24,000	24,000		1,321,920
(1)	Actual cash performance bonuses, which were approved by the Board of Directors (with Mr. Severson abstaining) upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2016, were paid for within one month following the end of the quarter upon achieving the established quarterly revenues and/or quarterly income before income tax provision goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. “Threshold” refers to the minimum amount of annual bonus payable for a certain level of performance under the plan.
(2)	Consists of PSUs granted under, and are subject to, the terms of our 2014 Equity Incentive Plan. PSUs were subject to vesting only if both of the following criteria were satisfied: (a) consolidated income from operations for the fiscal year ended March 31, 2016 was in excess of the applicable target amount; and (b) the recipient remained in the service of Abaxis until the applicable vesting date set forth as follows:

(i) 25% shares issuable upon settlement of FY2016 PSUs upon satisfying 90% of target of consolidated income from operations for the year ended March 31, 2016, and time-based vesting on May 4, 2018;

(ii) 25% shares issuable upon settlement of FY2016 PSUs upon satisfying 90% of target of consolidated income from operations for the year ended March 31, 2016, and time-based vesting on May 4, 2019;

(iii) 25% shares issuable upon settlement of FY2016 PSUs upon satisfying 100% of target of consolidated income from operations for the year ended March 31, 2016, and time-based vesting on May 4, 2018; and

Abaxis, Inc. Form 10-K/A

(iv) 25% shares issuable upon settlement of FY2016 PSUs upon satisfying 100% of target of consolidated income from operations for the year ended March 31, 2016, and time-based vesting on May 4, 2019.

Additional information on RSUs granted is described above in “Restricted Stock Units.”

(3)	Consists of RSUs granted under, and are subject to, the terms of our 2014 Equity Incentive Plan. The four-year time-based vesting terms of the RSUs are as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year. Additional information on PSUs granted is described above in “Restricted Stock Units.”
(4)	Represents the fair value of the RSUs and PSUs on the date of grant, pursuant to ASC 718. See Note 15 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 31, 2016, for additional information. For PSUs, such grant date fair value is based on the probable outcome of the performance conditions as of the grant date, in accordance with ASC 718. Assuming the highest level of performance conditions were met, the grant date fair value of such awards would be as follows: (a) Mr. Severson, $2.0 million, (b) Mr. Taylor, $0.9 million, (c) Mr. Santa Ines, $1.3 million, (d) Dr. Aron, $1.3 million, (e) Dr. Tockman, $1.3 million and (f) Mr. Wood, $1.3 million.
(5)	Upon Mr. Santa Ines’ retirement from his role as Chief Financial Officer, Vice President of Finance and Secretary effective July 31, 2015, his FY2016 PSUs were cancelled. Mr. Santa Ines’ FY 2016 RSUs continued to vest during his part-time services as a nonexecutive employee through May 15, 2016. In addition to the grant date fair value of the fiscal 2016 stock awards, in connection with his retirement, Mr. Santa Ines also had $0.6 million of incremental fair value resulting from the modification in April 2015 of his outstanding PSUs granted in April 2014, for which the fiscal 2015 performance conditions had been met, to accelerate the time-based vesting conditions in full on May 15, 2016. For additional information related to the compensation provided to Mr. Santa Ines during his transition, see section titled “Employment Agreements.”

Abaxis, Inc. Form 10-K/A

Outstanding Equity Awards at Fiscal Year End 2016

The following table shows, for the fiscal year ended March 31, 2016, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Clinton H. Severson	4/30/2012	16,100	(2)	730,779
	4/29/2013	16,150	(2)	733,049
	4/28/2014	18,050	(2)	819,289
	4/28/2014	36,000	(3)	1,634,040
	5/4/2015	19,000	(2)	862,410
	5/4/2015	36,000	(3)	1,634,040

Ross Taylor	10/23/2014	9,500	(2)	431,205
	5/4/2015	9,000	(2)	408,510
	5/4/2015	16,000	(3)	726,240

Alberto R. Santa Ines (4)	4/30/2012	7,350	(2)	333,617
	4/29/2013	7,650	(2)	347,234
	4/28/2014	8,550	(2)	388,084
	4/28/2014	24,000	(3)	1,089,360

Kenneth P. Aron, Ph.D.	4/30/2012	7,350	(2)	333,617
	4/29/2013	7,650	(2)	347,234
	4/28/2014	8,550	(2)	388,084
	4/28/2014	24,000	(3)	1,089,360
	5/4/2015	9,000	(2)	408,510
	5/4/2015	24,000	(3)	1,089,360

Craig M. Tockman, DVM	7/30/2012	350	(2)	15,886
	7/29/2013	425	(2)	19,291
	10/24/2013	4,250	(2)	192,907
	4/28/2014	8,550	(2)	388,085
	4/28/2014	16,000	(3)	726,240
	5/4/2015	9,000	(2)	408,510
	5/4/2015	24,000	(3)	1,089,360

Donald P. Wood	4/30/2012	7,350	(2)	333,617
	4/29/2013	7,650	(2)	347,234
	4/28/2014	8,550	(2)	388,084
	4/28/2014	24,000	(3)	1,089,360
	5/4/2015	9,000	(2)	408,510
	5/4/2015	24,000	(3)	1,089,360
(1)	The value of the equity award is based on the closing price of our common stock of $45.39 on March 31, 2016, as reported on the NASDAQ Global Select Market.

Abaxis, Inc. Form 10-K/A

(2)	The four-year vesting terms of the RSUs are as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year. Additional information on RSUs granted during fiscal 2016 is described above in “Restricted Stock Units.”
(3)	The RSUs vest upon satisfying both performance and service criteria. On April 27, 2016, the Compensation Committee determined that Abaxis’ consolidated income from operations for fiscal 2016 was above 100% of target and accordingly, because the performance criteria were achieved during fiscal 2016, the FY2016 PSUs became eligible to vest in full, if each executive officer provides continuous employment through the vest date on the third and fourth year following the date of grant.
(4)	Mr. Santa Ines retired as our Chief Financial Officer, Vice President of Finance and Secretary effective as of July 31, 2015. Pursuant to his transition agreement, Mr. Santa Ines remained with Abaxis after his retirement as a part-time, nonexecutive employee and his RSUs continued to vest during the transition period (through May 15, 2016) pursuant to the terms of the governing agreement and the applicable equity incentive plan. In addition, the time-based vesting requirements of the FY2016 PSUs s granted in April 2014 were accelerated and deemed satisfied in full on May 15, 2016, the separation date outlined in Mr. Santa Ines’ transition agreement.

Option Exercises and Stock Vested in Fiscal 2016

The following table shows all shares of common stock acquired upon all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2016. None of our Named Executive Officers exercised any outstanding stock options during fiscal 2016 and as of the end of fiscal 2016, there were no outstanding stock options to purchase our common stock.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Clinton H. Severson	44,800	2,467,584
Ross Taylor	500	25,760
Alberto R. Santa Ines	20,425	1,125,009
Kenneth P. Aron, Ph.D.	20,425	1,125,009
Craig M. Tockman, DVM	1,425	74,027
Donald P. Wood	20,425	1,125,009
(1)	The value realized on vesting of RSUs equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

Severance and Change in Control Agreements

Employment Agreements

In October 2010, we entered into an employment agreement with Mr. Severson, our Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing employment agreement, dated July 11, 2005. The amended and restated employment agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, RSUs, PSUs and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described below) with respect to a change of control supersede those provided pursuant to the employment agreement.

On April 29, 2015, we entered into an offer letter agreement with Mr. Taylor in connection with his appointment as Chief Financial Officer, effective as of August 1, 2015. The offer letter provides for an annual base salary of $250,000, a target annual cash incentive for fiscal 2016 of $425,000, an award of 9,000 RSUs and 16,000 PSUs and a relocation bonus of $25,000. The relocation bonus was paid to Mr. Taylor when he was hired in October 2015 as the Vice President of Business Development and Investor Relations. The relocation bonus must be repaid, up to the

Abaxis, Inc. Form 10-K/A

full $25,000 amount, if Mr. Taylor resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before October 20, 2018, the four year anniversary of Mr. Taylor’s initial employment start date with Abaxis, with the repayment amount pro-rated based on the time of such resignation or termination. However, if there is a change in control of Abaxis prior to October 20, 2018 and Mr. Taylor remains an employee of our Company through such change in control, he does not need to repay the relocation bonus. Additionally, the offer letter agreement also provides that Mr. Taylor will be a participant in the Severance Plan, on the specific terms and adjustments described below.

On May 1, 2014, we entered into an employment agreement with Dr. Tockman providing for the terms of his promotion to Vice President of Sales and Marketing for North America Animal Health on May 5, 2014, which superseded our previous employment agreement with Dr. Tockman in place prior to his promotion. The employment agreement provides Dr. Tockman with a $100,000 relocation bonus, with repayment terms, up to the full $100,000 amount, if Dr. Tockman resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before May 5, 2018, the four year anniversary of Dr. Tockman’s promotion date, with the repayment amount pro-rated based on the time of such resignation or termination. However, if there is a change in control of Abaxis prior to May 5, 2018 and Dr. Tockman remains an employee of our Company through such change in control, he does not need to repay the relocation bonus. Dr. Tockman’s employment agreement further provides that he will be a participant in the Severance Plan, on the specific terms and adjustments described below.

Transition Agreement with Mr. Santa Ines

On May 1, 2015, we entered into a transition agreement providing for Mr. Santa Ines’ retirement, effective as of July 31, 2015. Pursuant to this agreement, Mr. Santa Ines remained with Abaxis after his retirement as a part-time, nonexecutive employee on an hourly basis until May 15, 2016. In addition, contingent upon Mr. Santa Ines’ service through such date and Mr. Santa Ines’ release of claims that he may have on account of his employment with us, the time-based vesting of the PSUs granted to Mr. Santa Ines in April 2014 (which had already vested in full as to the Company’s performance) was accelerated in full on May 15, 2016. This acceleration enabled an additional 24,000 of PSUs to vest and resulted in incremental fair value of $0.6 million.

Pursuant to the transition agreement, we also paid Mr. Santa Ines the bonus amount of $76,500 for the quarter ended June 30, 2015 that he would have been paid had he continued in his full time executive officer capacity until the date bonuses were earned and paid to other executive officers for such quarter. Mr. Santa Ines also received all accrued and unused vacation earned, totaling $70,269, upon his retirement on July 31, 2015. Mr. Santa Ines also received $1,385 in matching contributions earned after his retirement as a part-time, nonexecutive employee. Upon his retirement on July 31, 2015, Mr. Santa Ines ceased to be eligible for any severance or change of control benefits, including under the Severance Plan.

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. Each of our Named Executive Officers is designated as a participant in the Severance Plan, however Mr. Santa Ines ceased such participation as of his retirement as our Chief Financial Officer, Vice President of Finance and Secretary effective July 31, 2015.

The Board of Directors has amended the Severance Plan from time to time to ensure its compliance with Section 409A of the Code. In May 2014, our Compensation Committee determined to discontinue the practice of providing “single-trigger” equity vesting acceleration upon a change of control and the tax “gross up” provisions in the Severance Plan, as further described below. Accordingly, Mr. Taylor’s and Dr. Tockman’s offer letter agreements with us provide that, notwithstanding the terms of the Severance Plan, they will not be entitled to automatic vesting acceleration and the tax payment described above upon a change of control. Instead, Mr. Taylor and Dr. Tockman will be entitled to automatic equity vesting acceleration only on a “double-trigger” basis, requiring a termination in connection with a change of control, and will not be entitled to an excise tax gross up.

The Severance Plan (with respect to Mr. Taylor and Dr. Tockman, as adjusted by each of their respective employment letters) provides that if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason

Abaxis, Inc. Form 10-K/A

other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

•	on the 60th day after the termination date, a lump sum cash payment equal to two times the sum of the participant’s annual base salary and the participant’s target annual bonus amount for the year in which the change of control occurs;
•	payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, our benefits will be secondary to those provided under such other plan;
•	reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under our plans into individual policies following termination;
•	for a participant who joined the Severance Plan on or after May 2014, full vesting of all equity awards;
•	for a participant who joined the Severance Plan on or after May 2014, a “better after tax” provision providing that any payment or benefit the participant may receive that would be a “parachute payment” within the meaning of 280G of the Code subject to the Excise Tax will be either paid in full and subject to such Excise Tax or cut back to an amount that will not trigger the Excise Tax, whichever results in the greatest economic benefit to the participant; and
•	for a participant who joined the Severance Plan prior to May 2014, payment of an amount equal to any Excise Tax, as well as a payment in reimbursement of Excise Taxes and income taxes arising from the initial Excise Tax payment, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

In addition, for participants who joined the Severance Plan prior to May 2014, the Severance Plan provides that upon the occurrence of a change of control, the participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable. Under the 2005 Equity Incentive Plan, all equity awards held by executive officers accelerate upon a change in control. This equity acceleration does not apply to Mr. Taylor and Dr. Tockman. Our 2014 Equity Incentive Plan does not contain this automatic vesting acceleration provision.

Incentive Plans

Under our 2005 Equity Incentive Plan, or the 2005 Plan, in the event of a “change in control,” as such term is defined by the 2005 Plan, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue in effect any or all outstanding options and stock appreciation rights or substitute substantially equivalent options or rights for its stock. Any options or stock appreciation rights which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control. Our Compensation Committee may provide for the acceleration of vesting of any or all outstanding options or stock appreciation rights upon such terms and to any extent it determines. The 2005 Plan also authorizes our Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding option or stock appreciation right upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by our Compensation Committee) subject to the cancelled award of an amount of cash, stock or other property equal to the fair market value of the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share under the award. The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of any stock award, restricted stock unit award, performance share or performance unit, cash-based award or other share-based award held by a participant upon such conditions and to such extent as determined by our Compensation Committee. The vesting of non-employee director awards and officer awards (including awards held by the Named Executive Officers) granted under the 2005 Plan will automatically accelerate in full upon a change in control. However, our offer letter agreements with new executive officers hired starting in fiscal 2015 (Mr. Taylor and Dr. Tockman) provide that, notwithstanding the terms of the 2005 Plan, they will not be entitled to automatic vesting acceleration upon a change of control.

Abaxis, Inc. Form 10-K/A

Under our 2014 Equity Incentive Plan, or the 2014 Plan, in the event of certain specified significant corporate transactions, including a change in control, unless otherwise provided in a participant’s award agreement or other written agreement with us or one of our affiliates, we have the discretion to take any of the following actions with respect to stock awards: (1) arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company; (2) arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company; (3) accelerate the vesting of the stock award, in whole or in part, and provide for its termination prior to the effective time of the corporate transaction; (4) arrange for the lapse, in whole or in part, of any reacquisition or repurchase right held by us; (5) cancel or arrange for the cancellation of the stock award, to the extent not vested or not exercised prior to the effective time of the corporate transaction, in exchange for such cash consideration, if any, as the Board may deem appropriate; (6) make a payment equal to the excess of (a) the value of the property the participant would have received upon exercise of the stock award or (b) the exercise price otherwise payable in connection with the stock award. We are not obligated to treat all stock awards, even those that are of the same type, in the same manner. No automatic vesting acceleration occurs under the 2014 Plan upon a change of control, however we may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control. Our form of restricted stock unit award agreement for non-employee directors provides that such awards will vest in full upon a change of control.

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause or he resigned for good cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2016, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2016. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Abaxis, Inc. Form 10-K/A

Potential Payments Upon Termination or Change in Control

The following table includes an estimate of the potential compensation and benefits payable to our named executive officers, other than Mr. Santa Ines, in certain termination and change of control situations, assuming that the involuntary termination, change in controls or involuntary termination without cause following a change in control, respectively, occurred on March 31, 2016. For information with respect to the compensation and benefits we actually provided to Mr. Santa Ins in connection with his resignation, see “Transition Agreement with Mr. Santa Ines” above.

Executive Benefits and Payments Upon Separation	Involuntary Termination (1)		Change In Control (No Termination)		Involuntary Termination Without Cause Following a Change In Control (2)
Clinton H. Severson
Salary and bonus	$2,700,000		—		$2,700,000
Vesting of RSUs	$3,145,527	(3)	$3,145,527	(3)	$3,145,527	(3)
Vesting of PSUs	$3,268,080	(3)	$3,268,080	(3)	$3,268,080	(3)
Health and welfare benefits	$14,108	(4)	—		$14,108	(4)
Excise tax reimbursement and related gross up	—		—		$0	(5)
Total	$9,127,715		$6,413,607		$9,127,715
Ross Taylor
Salary and bonus	—		—		$1,350,000
Vesting of RSUs	—		—		$839,715	(3)
Vesting of PSUs	—		—		$726,240	(3)
Health and welfare benefits	—		—		$39,732	(6)
Excise tax reimbursement and related gross up	—		—		—
Total	—		—		$2,955,687	(7)
Kenneth P. Aron, Ph.D.
Salary and bonus	—		—		$1,430,000
Vesting of RSUs	—		$1,477,445	(3)	$1,477,445	(3)
Vesting of PSUs	—		$2,178,720	(3)	$2,178,720	(3)
Health and welfare benefits	—		—		$39,936	(6)
Excise tax reimbursement and related gross up	—		—		$0	(5)
Total	—		$3,656,165		$5,126,101
Craig M. Tockman, DVM
Salary and bonus	—		—		$1,430,000
Vesting of RSUs	—		—		$1,024,679	(3)
Vesting of PSUs	—		—		$1,815,600	(3)
Health and welfare benefits	—		—		$39,902	(6)
Excise tax reimbursement and related gross up	—		—		—
Total	—		—		$4,310,181	(7)
Donald P. Wood
Salary and bonus	—		—		$1,750,000
Vesting of RSUs	—		$1,477,445	(3)	$1,477,445	(3)
Vesting of PSUs	—		$2,178,720	(3)	$2,178,720	(3)
Health and welfare benefits	—		—		$28,278	(6)
Excise tax reimbursement and related gross up	—		—		$0	(5)
Total	—		$3,656,165		$5,434,443
(1)	The amounts listed for Mr. Severson are payments upon a termination without cause or upon his resignation for good reason, and are based on the aggregate of two years of salary, bonus, unvested RSUs, unvested PSUs and benefits if his employment with us is terminated for any reason other than cause or if he resigns for good reason (as defined in Mr. Severson’s amended and restated employment agreement effective October 2010).
(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

Abaxis, Inc. Form 10-K/A

(3)	The values of the RSUs and PSUs assume that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $45.39 on March 31, 2016, as reported on the NASDAQ Global Select Market.
(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability, life insurance and long-term care benefits.
(5)	For purposes of computing the Excise Tax reimbursement and related gross up payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2012 through 2016. No Excise Tax reimbursement or related gross up is estimated for Mr. Severson, Dr. Aron or Mr. Wood because the payment or benefit they may receive that would be a “parachute payment” within the meaning of 280G of the Code is estimated to be less than the Code safe harbor limit and thus not subject to Excise Tax.
(6)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.
(7)	Mr. Taylor and Dr. Tockman do not receive an excise tax reimbursement or related gross-up benefit.
(8)	Pursuant to the “best after tax” provision of the Severance Plan, as adjusted by each of Mr. Taylor’s and Dr. Tockman’s respective offer letters, any payment or benefit each may receive that would be a “parachute payment” within the meaning of 280G of the Code subject to an Excise Tax imposed under Section 4999 of the Code will be either paid in full and subject to such Excise Tax or cut back to an amount that will not trigger the Excise Tax, whichever results in the greatest economic benefit to the participant. Based on this provision, each of Mr. Taylor and Dr. Tockman would have received the greatest economic benefit to receive his full severance amount and personally pay his Excise Tax liability. The estimated Excise Tax liability that Mr. Taylor and Dr. Tockman would have been responsible for personally paying was $309,000 and $369,000, respectively.

Abaxis, Inc. Form 10-K/A

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2016.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Total ($)
Vernon E. Altman	33,250	275,400	308,650
Richard J. Bastiani, Ph.D.	34,750	275,400	310,150
Michael D. Casey	26,250	275,400	301,650
Henk J. Evenhuis	39,750	275,400	315,150
Prithipal Singh, Ph.D.	32,250	275,400	307,650
(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of Abaxis and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.
(2)	Each non-employee director listed in the table above was granted an award of 5,000 RSUs on May 4, 2015 under our 2014 Plan. Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718. Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a RSU award). For a discussion of the assumptions used in determining the fair value of awards of RSUs in the above table, see Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on May 31, 2016. No stock awards were forfeited by our non-employee directors during fiscal 2016.
(3)	As of March 31, 2016, each of our non-employee directors held 5,000 shares subject to outstanding RSUs.

Cash Compensation Paid to Board Members

During fiscal 2016, all non-employee directors received an annual retainer of $15,000, pro-rated based on the period of services provided by the non-employee director. The non-employee Chairs of our Audit Committee, Compensation Committee and Nominating Committee received an annual supplement of $13,500, $7,500, and $5,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. In April 2014, we designated Mr. Altman as our lead independent director and he received an annual supplement of $7,000 in connection with this appointment. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 Plan or the 2014 Plan, as applicable, but such awards are discretionary and not automatic. In fiscal 2016, 2015 and 2014, each non-employee director received an annual equity award of 5,000, 5,000 and 4,000, respectively, RSUs for the services provided by the non-employee director during the respective period. Each award of RSUs represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each RSU award will vest in full 12 months after the grant date. Under the terms of the 2005 Plan, and the director agreements under the 2014 Plan, the vesting of each non-employee director RSU award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 Plan and the director agreements under the 2014 Plan.

Abaxis, Inc. Form 10-K/A

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2016 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) holders of at least five percent of our common stock. The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Beneficially Owned (1)
Five Percent Holders:
Brown Capital Management, LLC and The Brown Capital Management Small Company Fund (3)	3,778,289	16.8%
Kayne Anderson Rudnick Investment Management, LLC (4)	2,374,591	10.6%
PRIMECAP Management Company (5)	2,346,000	10.4%
BlackRock, Inc. (6)	2,051,260	9.1%
The Vanguard Group, Inc. (7)	1,690,931	7.5%
Neuberger Berman Group LLC, Neuberger Berman Investment Advisers, LLC, and Neuberger Berman Equity Funds (8)	1,681,017	7.5%
Named Executive Officers: (2)
Clinton H. Severson	576,681	2.6%
Alberto R. Santa Ines (9)	108,856	*
Kenneth P. Aron, Ph.D. (10)	93,436	*
Donald P. Wood	52,718	*
Craig M. Tockman, DVM	2,486	*
Ross Taylor	950	*
Outside Directors: (2)
Richard J. Bastiani, Ph.D. (11)	56,700	*
Prithipal Singh, Ph.D.	45,000	*
Michael D. Casey	23,200	*
Vernon E. Altman	21,303	*
Henk J. Evenhuis	15,400	*
Executive officers and directors as a group (11 persons)(12)	936,524	4.2%

* Less than one percent.

(1)	The percentages shown in this column are calculated based on 22,500,069 shares of common stock outstanding on May 31, 2016 and include shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the vesting of RSUs and PSUs.
(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.
(3)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 16, 2016 by Brown Capital Management, LLC, reporting sole power to vote and dispose of 2,247,732 and 3,778,289 of the reported shares, respectively; and by The Brown Capital Management Small Company Fund, reporting sole power to vote and dispose of 1,729,152 of the reported shares. The Brown Capital Management Small Company Fund is a registered investment company that is managed by Brown Capital Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E). All of the reported shares are owned by various investment advisory clients of Brown Capital Management, LLC, which is deemed to be a beneficial owner of those shares pursuant

Abaxis, Inc. Form 10-K/A

to Rule 13d-3 under the Exchange Act, due to its discretionary power to make investment decisions over such shares for its clients and/or its ability to vote such shares. The business address for Brown Capital Management, LLC and The Brown Capital Management Small Company Fund is 1201 North Calvert Street, Baltimore, MD 21202.

(4)	Based on information set forth in a Schedule 13G/A filed with the SEC on May 11, 2016 by Kayne Anderson Rudnick Investment Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 1,804,991 of the reported shares and shared power to vote and dispose of 569,600 of the reported shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.
(5)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 12, 2016 by PRIMECAP Management Company, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) and a church plan that is excluded from the definition of an investment company under section 3(c)(14) of the Investment Company Act of 1940 reporting sole power to vote and dispose of 2,144,000 and 2,346,000 of the reported shares, respectively. The business address for PRIMECAP Management Company is 225 South Lake Avenue, Suite 400, Pasadena, CA 91101.
(6)	Based on information set forth in a Schedule 13G/A filed with the SEC on January 25, 2016 by BlackRock, Inc., a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G), reporting sole power to vote and dispose of 2,000,990 and 2,051,260 of the reported shares, respectively. The business address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(7)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2016 by The Vanguard Group, Inc., an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 48,769 and 1,641,362 of the reported shares, respectively; and shared power to vote and dispose of 2,000 and 49,569 of the reported shares, respectively. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 47,569 of the reported shares and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 3,200 of the reported shares. The business address for The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.
(8)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 9, 2016 by Neuberger Berman Group LLC, reporting shared power to vote and dispose of 1,681,017 of the reported shares, by Neuberger Berman Investment Advisers LLC, reporting shared power to vote and dispose of 1,681,017 of the reported shares and by Neuberger Berman Equity Funds, reporting shared power to vote and dispose of 1,249,900 of the reported shares. Neuberger Berman Group LLC, Neuberger Berman Investment Advisers LLC and Neuberger Berman Equity Funds are a group in accordance with Rule 13d-1(b)(1)(ii)(K). The business address for Neuberger Berman Group LLC, Neuberger Berman Investment Advisers LLC and Neuberger Berman Equity Funds is 605 Third Avenue, New York, NY 10158.
(9)	Mr. Santa Ines retired as our Chief Financial Officer, Vice President of Finance and Secretary effective July 31, 2015.
(10)	Includes:
•	92,936 shares held by Dr. Aron; and
•	500 shares held by Mrs. Aron’s IRA.
(11)	Includes:
•	56,400 shares held by Dr. Bastiani; and
•	300 shares held by Dr. Bastiani’s wife.
(12)	Includes:
•	936,099 shares held by all executive officers and directors as a group; and
•	425 shares subject to the vesting of RSUs and PSUs for all executive officers and directors as a group within sixty days of May 31, 2016.

Abaxis, Inc. Form 10-K/A

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2016, Abaxis had two equity incentive plans, the 2005 Plan and the 2014 Plan, under which our equity securities are authorized for issuance to our employees, directors and consultants. Each of these plans was approved by our shareholders.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock. As of March 31, 2016, there were no warrants outstanding to purchase common stock.

The following table provides aggregate information as of March 31, 2016 regarding (i) outstanding unvested RSUs and PSUs and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by our shareholders:
Equity Incentive Plan (2)	834,644	$0.00	(3)	678,825
Equity compensation plans not approved by our shareholders:
Warrants to purchase common stock	—	$—		—
Total:	834,644	$0.00	(3)	678,825
(1)	The shares are available for award grant purposes under the 2014 Plan and exclude shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”
(2)	The 2014 Plan, which was approved by our shareholders on October 22, 2014, is the successor to and continuation of the 2005 Plan.
(3)	Represents outstanding and unvested RSU and PSU awards for which there is no exercise price.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2016, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeded or exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation” above and in “Related Person Transaction Policy and Procedures” below.

Indemnification Agreements

We generally enter into indemnity agreements with our directors and executive officers. These indemnity agreements require us to indemnify these individuals to the fullest extent permitted by law.

Related-Person Transactions Policy and Procedures

We have adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is an executive partner or principal or which such person has a 5% or greater beneficial ownership interest (each a “Related Person”), are not permitted to enter into a transaction with us without the prior consent of the Audit Committee. Any

Abaxis, Inc. Form 10-K/A

request for us to enter into a transaction with a Related Person, in which the amount involved exceeds $120,000 and such Related Person would have a direct or indirect interest, must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction. In addition, the charter of our Audit Committee provides that our Audit Committee is responsible for reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Director Independence

As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Abaxis, its senior management, and its independent registered public accounting firm, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Altman, Mr. Casey, Mr. Evenhuis and Drs. Bastiani and Singh. In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with Abaxis. Mr. Severson, our Chairman and Chief Executive Officer, is not an independent director by virtue of his employment with Abaxis. Mr. Altman currently serves as the Board’s lead independent director.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended March 31, 2016 and 2015, our independent registered public accounting firm, Burr Pilger Mayer, Inc. billed the approximate fees set forth below. All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2016	2015
Audit Fees (1)	$755,000	$746,000
Audit-Related Fees (2)	28,000	27,000
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$783,000	$773,000
(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2016 and 2015, these services included attestation services related to Abaxis’ tax deferral savings plan.

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

Abaxis, Inc. Form 10-K/A

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

Abaxis, Inc. Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2016.

ABAXIS, INC.

By:	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2016
Clinton H. Severson

/s/ Ross Taylor	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	July 29, 2016
Ross Taylor

*	Director	July 29, 2016
Vernon E. Altman

*	Director	July 29, 2016
Richard J. Bastiani, Ph.D.

*	Director	July 29, 2016
Michael D. Casey

*	Director	July 29, 2016
Henk J. Evenhuis

*	Director	July 29, 2016
Prithipal Singh, Ph.D.

*By:	/s/ Clinton H. Severson
Clinton H. Severson As Attorney-in-Fact

Abaxis, Inc. Form 10-K/A

Exhibit Index

Exhibit No.	Description of Document
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

Abaxis, Inc. Form 10-K/A

Exhibit No.	Description of Document
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

Abaxis, Inc. Form 10-K/A

Exhibit No.	Description of Document
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

10.27+
Distribution Agreement, dated as of October 1, 2014, between Patterson Management, LP and Abaxis, Inc. (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 10.27 to the Original 10-K and incorporated herein by reference).

21.1	Subsidiaries of Abaxis, Inc. (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 21.1 to the Original 10-K and incorporated herein by reference).
23.1
Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 23.1 to the Original 10-K and incorporated herein by reference).

24.1	Power of Attorney (included on the Signature Page to the Original 10-K and incorporated herein by reference).
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 31.1 to the Original 10-K and incorporated herein by reference).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 31.2 to the Original 10-K and incorporated herein by reference).

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 32.1 to the Original 10-K and incorporated herein by reference).

32.2#
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 32.2 to the Original 10-K and incorporated herein by reference).

101.INS	XBRL Instance Document (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 101.INS to the Original 10-K and incorporated herein by reference).
101.SCH	XBRL Taxonomy Extension Schema Document (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 101.SCH to the Original 10-K and incorporated herein by reference).

Abaxis, Inc. Form 10-K/A

Exhibit No.	Description of Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 101.CAL to the Original 10-K and incorporated herein by reference).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 101.LAB to the Original 10-K and incorporated herein by reference).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 101.PRE to the Original 10-K and incorporated herein by reference).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 101.DEF to the Original 10-K and incorporated herein by reference).
+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
#	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

Abaxis, Inc. Form 10-K/A