Form 10-Q
period 2016-06-30
ABAXIS INC
filed 2016-08-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016
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

Yes ☐          No ☒

As of August 8, 2016, there were 22,533,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended June 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)
ASSETS	June 30, 2016	March 31, 2016
Current assets:
Cash and cash equivalents	$87,526	$88,323
Short-term investments	48,657	41,474
Receivables (net of allowances of $416 at June 30, 2016 and $479 at March 31, 2016)	36,908	35,148
Inventories	35,640	35,131
Prepaid expenses and other current assets	4,040	6,351
Net deferred tax assets, current	4,810	4,810
Current assets of discontinued operations	61	961
Total current assets	217,642	212,198
Long-term investments	17,080	22,458
Investment in unconsolidated affiliates	5,670	2,705
Property and equipment, net	29,277	26,842
Intangible assets, net	1,286	1,324
Net deferred tax assets, non-current	4,293	3,903
Other assets	3,397	1,950
Total assets	$278,645	$271,380

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,390	$7,292
Accrued payroll and related expenses	7,930	8,349
Accrued taxes	1,958	1,145
Current liabilities of discontinued operations	57	112
Other accrued liabilities	9,293	9,393
Deferred revenue	1,624	1,600
Warranty reserve	1,344	1,281
Total current liabilities	30,596	29,172
Non-current liabilities:
Deferred revenue	2,034	2,274
Warranty reserve	2,232	1,927
Net deferred tax liabilities	277	384
Notes payable, less current portion	354	379
Other non-current liabilities	990	932
Total non-current liabilities	5,887	5,896
Total liabilities	36,483	35,068
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,500,000 and 22,408,000 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	128,667	127,016
Retained earnings	113,493	109,303
Accumulated other comprehensive gain (loss)	2	(7)
Total shareholders' equity	242,162	236,312
Total liabilities and shareholders' equity	$278,645	$271,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2016	2015
Revenues	$57,696	$53,090
Cost of revenues	25,695	23,698
Gross profit	32,001	29,392
Operating expenses:
Research and development	5,233	4,723
Sales and marketing	11,824	10,586
General and administrative	4,202	3,458
Total operating expenses	21,259	18,767
Income from operations	10,742	10,625
Interest and other income (expense), net	(30)	359
Income before income tax provision	10,712	10,984
Income tax provision	3,822	3,989
Net income	$6,890	$6,995

Net income per share:
Basic net income per share	$0.31	$0.31
Diluted net income per share	$0.30	$0.31
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,465,000	22,624,000
Weighted average common shares outstanding - diluted	22,685,000	22,879,000
Cash dividends declared per share	$0.12	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2016	2015
Net income	$6,890	$6,995
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	15	(2)
Tax provision (benefit) on other comprehensive income (loss)	6	(1)
Other comprehensive income (loss), net of tax	9	(1)
Comprehensive income	$6,899	$6,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,890	$6,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,692	1,480
Investment premium amortization, net	154	226
Net loss on disposals of property and equipment	26	-
Impairment loss of intangible assets	-	13
Foreign exchange (gain) loss	199	(200)
Share-based compensation expense	2,819	2,801
Excess tax benefits from share-based awards	(132)	(747)
Deferred income taxes	(396)	(325)
Equity in net loss of unconsolidated affiliate	34	33
Changes in assets and liabilities:
Receivables, net	(914)	1,276
Inventories	(2,123)	1,932
Prepaid expenses and other current assets	2,284	1,053
Other assets	(1,447)	(85)
Accounts payable	1,103	(1,781)
Accrued payroll and related expenses	(419)	(3,747)
Accrued taxes	739	(1,452)
Other liabilities	(22)	(5,601)
Deferred revenue	(216)	(151)
Warranty reserve	368	(287)
Net cash provided by operating activities	10,639	1,433
Cash flows from investing activities:
Purchases of held-to-maturity investments	(11,369)	(29,769)
Proceeds from maturities and redemptions of available-for-sale investments	1,000	-
Proceeds from maturities and redemptions of held-to-maturity investments	8,425	4,747
Purchases of property and equipment	(2,578)	(582)
Cash paid for investment in unconsolidated affiliate	(2,999)	-
Net cash used in investing activities	(7,521)	(25,604)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock units	(1,103)	(3,556)
Excess tax benefits from share-based awards	132	747
Proceeds from the exercise of warrants	-	12
Dividends paid	(2,700)	(2,494)
Net cash used in financing activities	(3,671)	(5,291)
Effect of exchange rate changes on cash and cash equivalents	(244)	325
Net decrease in cash and cash equivalents	(797)	(29,137)
Cash and cash equivalents at beginning of period	88,323	107,015
Cash and cash equivalents at end of period	$87,526	$77,878
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$718	$4,915
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$9	$(1)
Transfers of equipment between inventory and property and equipment, net	$1,537	$303
Net change in capitalized share-based compensation	$(77)	$40
Common stock withheld for employee taxes in connection with share-based compensation	$1,103	$3,556
Repayment of notes payable by credits from municipal agency	$25	$25

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2017 or for any interim or future period.

These unaudited condensed consolidated financial statements and related notes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 31, 2016, and have not changed significantly since such filing.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) ASC 606, “Revenue Recognition.”  ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year.

In May 2016, the FASB issued additional updates on ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)” to clarify the implementation guidance on principal versus agent consideration. The guidance requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, amendments were issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. Amendments were issued in May 2016 related to its guidance on assessing collectibility, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Simplifying the Measurement of Inventory:  In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Balance Sheet Classification of Deferred Taxes:  In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts. ASU 2015-17 is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities:  In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”), which changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for us beginning in the first quarter of fiscal year 2019. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Leases:  In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. ASU 2016-02 is effective for us beginning in the first quarter of fiscal year 2020 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Employee Share-Based Payment Accounting:  In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

During the third quarter of fiscal 2016, we paid the first installment obligation of GBP 750,000, or $1.1 million, based on the GBP to U.S. dollar exchange rate on the date of payment. The second installment of GBP 750,000 will be placed in escrow as security for post-closing indemnification obligations of certain of the sellers. Based on the GBP to U.S. dollar exchange rate, as of June 30, 2016, $1.0 million was payable pursuant to these obligations. Any amounts remaining in escrow after three years following the closing date will be released to these sellers in calendar year 2017, net of any outstanding indemnification claims. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximated their fair value due to their short-term nature and no gain or loss was recorded.

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

Abaxis UK, our wholly-owned subsidiary in the United Kingdom, was formed by our acquisition of Quality Clinical Reagents Limited and Trio Diagnostics (Ireland) Ltd in November 2014. Our condensed consolidated financial statements include the operating results of our business combination and the consolidation of Abaxis UK from the date of acquisition.

The condensed consolidated financial statements include the operating results of our business combination and the consolidation of Abaxis UK from the date of acquisition.

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

The results from discontinued operations were as follows (in thousands):

	Three Months Ended June 30,
Discontinued operations:	2016	2015
Revenues	$181	$255
Cost of revenues	181	471
Gross profit (loss)	-	(216)
Sales and marketing expense	-	(98)
Other income (expense), net	-	118
Income (loss) before income tax benefit	-	-
Income tax benefit (expense)	-	-
Net income (loss) of discontinued operations	$-	$-

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	June 30, 2016	March 31, 2016
Receivables, net	$49	$949
Prepaid expenses and other current assets	12	12
Total current assets of discontinued operations	$61	$961

Other current liabilities	$57	$112
Total current liabilities of discontinued operations	$57	$112

NOTE 5.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of June 30, 2016 and March 31, 2016 (in thousands).

	Available-for-Sale Investments
June 30, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$6,025	$5	$(2)	$6,028
Total available-for-sale investments	$6,025	$5	$(2)	$6,028

	Held-to-Maturity Investments
June 30, 2016	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$2,737	$2	$-	$2,739
Commercial paper	16,453	4	(3)	16,454
Corporate bonds	40,519	3	(85)	40,437
Total held-to-maturity investments	$59,709	$9	$(88)	$59,630

	Available-for-Sale Investments
March 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$7,037	$-	$(12)	$7,025
Total available-for-sale investments	$7,037	$-	$(12)	$7,025

	Held-to-Maturity Investments
March 31, 2016	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$2,737	$3	$-	$2,740
Commercial paper	12,455	-	(6)	12,449
Corporate bonds	41,715	-	(117)	41,598
Total held-to-maturity investments	$56,907	$3	$(123)	$56,787

The amortized cost of our held-to-maturity investments approximates their fair value. As of June 30, 2016 and March 31, 2016, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of June 30, 2016 and March 31, 2016, we had unrealized gain (loss) on available-for-sale investments, net of related income taxes, of $2,000 and $(7,000), respectively. During the three months ended June 30, 2016 and 2015, we did not have any redemption of investments in accordance with callable provisions.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of June 30, 2016 and March 31, 2016 (in thousands).

	June 30, 2016		June 30, 2016
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$5,020	$5,019	$43,638	$43,623
Due in 1 to 4 years	1,005	1,009	16,071	16,007
Total investments	$6,025	$6,028	$59,709	$59,630

	March 31, 2016		March 31, 2016
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$4,314	$4,311	$37,163	$37,128
Due in 1 to 4 years	2,723	2,714	19,744	19,659
Total investments	$7,037	$7,025	$56,907	$56,787

NOTE 6.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of June 30, 2016 and March 31, 2016 (in thousands):

	As of June 30, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,220	$-	$-	$8,220
Available-for-sale investments:
Corporate bonds	-	6,028	-	6,028
Total assets at fair value	$8,220	$6,028	$-	$14,248

	As of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,834	$-	$-	$9,834
Available-for-sale investments:
Corporate bonds	-	7,025	-	7,025
Total assets at fair value	$9,834	$7,025	$-	$16,859

As of June 30, 2016 and March 31, 2016, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of June 30, 2016 and March 31, 2016, our Level 2 financial assets consisted primarily of corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of June 30, 2016 and March 31, 2016, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three months ended June 30, 2016 and 2015.

NOTE 7.	INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	June 30, 2016	March 31, 2016
Raw materials	$17,593	$15,737
Work-in-process	4,392	6,039
Finished goods	13,655	13,355
Inventories	$35,640	$35,131

NOTE 8.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

At June 30, 2016, we have one investment in an unconsolidated affiliate which is accounted for using the equity method of accounting. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net loss during the three months ended June 30, 2016 and 2015 were $34,000 and $33,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

See Note 19, “Subsequent Events,” for information regarding our investment in SMB.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment is recorded under the cost method since we do not exercise significant influence over the investee’s operating or financial activities. The carrying value of our cost method investment is reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

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

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of June 30, 2016 and March 31, 2016 was $0.5 million and $0.5 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three months ended June 30, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Balance at beginning of period	$3,208	$3,156
Provision for warranty expense	759	260
Warranty costs incurred	(391)	(324)
Adjustment to pre-existing warranties	-	(223)
Balance at end of period	3,576	2,869
Non-current portion of warranty reserve	2,232	1,547
Current portion of warranty reserve	$1,344	$1,322

NOTE 10.	BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively, and as of March 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2016.

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

NOTE 11.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities consist of the following (in thousands):

	June 30, 2016	March 31, 2016
Accrued liabilities for customer sales incentive programs	$4,859	$4,973
Installment payment obligation accrued related to acquisition	1,002	1,077
Other current accrued liabilities	3,432	3,343
Total other current accrued liabilities	$9,293	$9,393

As of June 30, 2016, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

As of June 30, 2016, we recorded $1.0 million (or GBP 750,000), based on the GBP to U.S. dollar exchange rate on such date, in other current accrued liabilities in the condensed consolidated balance sheets, related to an installment payment obligation to acquire QCR and Trio in November 2014. Since the exchange rate can fluctuate in the future, the installment payment obligation related to acquisition in absolute dollars will change accordingly. See Note 3, “Acquisitions” for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes, royalties and professional costs.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Commitments

Purchase Commitments. We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $9.9 million as of June 30, 2016. These purchase order commitments primarily include our purchase obligations to purchase from SMB of Denmark through calendar year 2016 and Diatron of Hungary through fiscal 2018.

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

As of June 30, 2016, the 2014 Plan provided for the issuance of a maximum of 1,712,409 shares, of which 462,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three months ended June 30, 2016 and 2015, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended June 30,
	2016	2015
Cost of revenues (1)	$479	$383
Research and development	594	575
Sales and marketing (2)	704	1,172
General and administrative	1,042	671
Share-based compensation expense before income taxes	2,819	2,801
Income tax benefit	(984)	(988)
Total share-based compensation expense after income taxes	$1,835	$1,813
Net impact of share-based compensation on:
Basic net income per share	$0.08	$0.08
Diluted net income per share	$0.08	$0.08

(1)	Cost of revenues reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended June 30, 2016 and 2015, share-based compensation expense included in cost of revenues from continuing operations was $0.5 million and $0.3 million, respectively, and from discontinued operations was $0 and $0.1 million, respectively.
(2)	Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended June 30, 2016 and 2015, share-based compensation expense included in sales and marketing expenses from continuing operations was $0.7 million and $1.0 million, respectively, and from discontinued operations was $0 and $0.2 million, respectively.

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of June 30, 2016 and March 31, 2016 were $0.1 million and $0.1 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets.

Cash Flow Impact

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2016 and 2015 were $0.1 million and $0.7 million, respectively.

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

Restricted Stock Unit Awards (Time Vesting)

We grant restricted stock unit awards with only time-based vesting terms, which we refer to as RSUs. The RSUs entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs, vesting is based on continuous employment or service of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the service vesting conditions are not met, unvested RSUs will be forfeited. Generally, RSUs vest according to one of the following time-based vesting schedules:

•	RSU awards to employees: Four-year time-based vesting as follows: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment with the Company.

•	RSU awards to non-employee directors: 100 percent vesting after one year of continuous service to the Company.

The fair value of RSUs used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of June 30, 2016, the total unrecognized compensation expense related to RSU awards granted amounted to $19.4 million, which is expected to be recognized over a weighted average service period of 2.2 years.

Restricted Stock Unit Awards (Performance Vesting)

We grant restricted stock unit awards subject to performance criteria, which we refer to as PSUs to our executive officers and to certain employees. The PSUs vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which the grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows for PSUs granted in fiscal 2015, 2016 and 2017 (other than the PSUs granted to our Chief Executive Officer, Mr. Clinton Severson in fiscal 2017).

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

The PSUs that we granted to Mr. Severson in fiscal 2017 vest as follows:

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

We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of PSUs used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The share-based compensation expense is reduced for an estimate of the PSUs that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. If the service vesting conditions are not met, unvested PSUs will be forfeited. Upon vesting on the third and fourth anniversary date of grant of the PSUs, the equivalent number of common shares are typically issued net of tax withholdings.

For the PSUs granted in fiscal 2015 and 2016, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three months ended June 30, 2016. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our employees (FY2017 PSUs). During the three months ended June 30, 2016, we recorded share-based compensation expense related to the portion of the FY2017 PSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

As of June 30, 2016, the total unrecognized compensation expense related to PSUs awards granted amounted to $11.6 million, which is expected to be recognized over a weighted average service period of 2.4 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended June 30, 2016.

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at March 31, 2016	524,000	$45.37	311,000	$48.29
Granted	113,000	44.54	152,000	44.54
Vested (2)	(93,000)	42.84	(24,000)	40.82
Canceled and forfeited	(24,000)	46.48	-	-
Nonvested at June 30, 2016	520,000	$45.59	439,000	$47.40

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended June 30, 2016 and 2015 was $5.2 million and $10.6 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2016 and 2015 was $5.0 million and $6.0 million, respectively.

NOTE 14.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. As of June 30, 2016, $24.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through June 30, 2016, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three months ended June 30, 2016 and 2015, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

See Note 19, “Subsequent Events,” for information regarding our share repurchase program.

Dividend Payments

During the three months ended June 30, 2016 and 2015, our total quarterly dividend payout was $2.7 million and $2.5 million, respectively. Our dividend payout was made from retained earnings.

See Note 19, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after June 30, 2016.

Common Stock Warrants

During the three months ended June 30, 2016 and 2015 we issued 0 and 4,000, respectively, shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. As of June 30, 2016 and March 31, 2016, there were no warrants outstanding.

NOTE 15.	NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. Dilutive potential common shares outstanding include outstanding restricted stock units and warrants.

The computations for basic and diluted net income per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2016	2015
Numerator:
Net income	$6,890	$6,995
Denominator:
Weighted average common shares outstanding - basic
Weighted average effect of dilutive securities:	22,465,000	22,624,000
Restricted stock units	220,000	254,000
Warrants	-	1,000
Weighted average common shares outstanding - diluted	22,685,000	22,879,000
Net income per share:
Basic net income per share	$0.31	$0.31
Diluted net income per share	$0.30	$0.31

For our PSUs, if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for FY2017 PSUs were not achieved during the three months ended June 30, 2016, these awards were not included in the diluted net income per share calculation.

Restricted stock units for 161,000 and 0 shares during the three months ended June 30, 2016 and 2015, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.

Warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the warrants is greater than the average market price of our common stock during the period because the inclusion of these warrants would be antidilutive to net income per share. There were no warrants excluded from the computation of diluted weighted average shares outstanding during the three months ended June 30, 2016 and 2015.

NOTE 16.	INCOME TAXES

During the three months ended June 30, 2016 and 2015, our income tax provision was $3.8 million, based on an effective tax rate of 36%, and $4.0 million, based on an effective tax rate of 36%, respectively. The change in the income tax provision during the first quarter of fiscal 2017, as compared to the same period last year, was impacted by a lower pre-tax income and a lower effective tax rate. The effective tax rate during the three months ended June 30, 2016, as compared to the same period last year, was reduced by the retroactive reinstatement of the federal research credit during the quarter ended December 31, 2015, partially offset by a decrease in the federal benefit for qualified production activities.

We did not have any unrecognized tax benefits as of June 30, 2016 and March 31, 2016. During the three months ended June 30, 2016 and 2015, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,
	2016	2015
Revenues:
Medical Market	$9,097	$8,684
Veterinary Market	47,731	43,589
Other (1)	868	817
Total revenues	57,696	53,090
Cost of revenues:
Medical Market	4,756	4,478
Veterinary Market	20,858	19,187
Other (1)	81	33
Total cost of revenues	25,695	23,698
Gross profit:
Medical Market	4,341	4,206
Veterinary Market	26,873	24,402
Other (1)	787	784
Gross profit	$32,001	$29,392

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 18.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Three Months Ended June 30,
Revenues by Product Category	2016	2015
Instruments (1)	$10,099	$8,712
Consumables (2)	44,689	41,797
Other products (3)	2,908	2,544
Product sales, net	57,696	53,053
Development and licensing revenues	-	37
Total revenues	$57,696	$53,090

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i‑STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Three Months Ended June 30,
Revenues by Geographic Region	2016	2015
North America	$46,773	$42,311
Europe	8,358	7,723
Asia Pacific and rest of the world	2,565	3,056
Total revenues	$57,696	$53,090

Significant Concentrations

During the three months ended June 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc., and Abbott Point of Care, Inc. accounted for 20%, 13%, 12% and 10%, respectively, of our total worldwide revenues. During the three months ended June 30, 2015, two distributors, MWI Veterinary Supply, Inc. and Henry Schein, Inc. accounted for 19% and 15%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry Schein Animal Health and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Three distributors accounted for 29%, 12% and 11%, respectively, of our total receivable balance as of June 30, 2016. Two distributors accounted for 25% and 14%, respectively, of our total receivable balance as of March 31, 2016.

NOTE 19.	SUBSEQUENT EVENTS

In July 2016, our Board of Directors declared a cash dividend of $0.12 per share on our outstanding common stock to be paid on September 15, 2016 to all shareholders of record as of the close of business on September 1, 2016.

In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program, which when added to the $24.0 million remaining under our previously-authorized share repurchase program provides for a total of $54.0 million authorized for purchase as of such date.

On August 8, 2016, Zoetis Inc. acquired SMB.  The total purchase proceeds for our 15% investment in SMB is approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur.  The holdback payment is expected to be released 18 months following the closing date.

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

We depend on a number of distributors in North America that distribute our VetScan products. In September 2012, we entered into a distribution agreement with MWI Veterinary Supply, Inc. (“MWI”) to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In the United States veterinary market segment, we also rely on various independent regional distributors. We continue to enter into additional distributor relationships to expand our distribution base in North America. In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Companies, Inc. to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (“VCA”), a veterinary hospital chain in North America. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America that operates more than 700 animal hospitals. In May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospitals, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we will provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in the first quarter of fiscal 2017.

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

Overview of Financial Results

In the first quarter of fiscal 2017, total revenues were $57.7 million, an increase of 9% from last year’s comparable quarter. The net increase in revenues was primarily attributable to an increase in revenues from sales of instruments, which were $10.1 million, an increase of 16% from last year’s comparable quarter, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers in North America resulting from sales-type lease agreements offered to our customers. Revenues from consumable sales were $44.7 million, an increase of 7% over last year’s comparable quarter, due to an increase in the unit sales of hematology reagent kits primarily attributable to our supply agreement with Banfield starting in the first quarter of fiscal 2017. Additionally, revenues from the sale of veterinary reagent discs were $24.5 million, an increase of $0.2 million over last year’s comparable quarter, primarily attributable to an increase in unit sales of reagent discs in North America and Europe, resulting from an expanded installed base of VetScan chemistry analyzers, partially offset by a decrease in unit sales in Asia Pacific and rest of the world due to a decrease in unit sales to a distributor. Gross profit in the first quarter of fiscal 2017 was $32.0 million, an increase of 9% over last year’s comparable quarter, primarily attributable to changes in the product mix in our veterinary market.

Total operating expenses in the first quarter of fiscal 2017 were $21.3 million, an increase of $2.5 million, or 13%, compared to the same period last year, primarily attributable to an increase in headcount and promotional and marketing spending to support our growth in both North America and in the international markets.

Net income in the first quarter of fiscal 2017 was $6.9 million, a decrease of $0.1 million, or 2%, compared to the same period last year, primarily attributable to an increase in both revenues and gross profit, discussed above, and offset in part by an increase in operating expenses. Our diluted net income per share was $0.30 in the first quarter of fiscal 2017 compared to $0.31 for the same period last year, due to the decrease in net income resulting from higher operating expenses as a percentage of revenues.

Cash, cash equivalents and investments were $153.3 million as of June 30, 2016, flat compared to $153.0 million as of June 30, 2015. During the three months ended June 30, 2016, operating cash flows were $10.6 million, an increase of $9.2 million, compared to $1.4 million for the same period last year, primarily attributable to higher payments in the first quarter of fiscal 2016 related to accrued liabilities for bonus, taxes and discontinued operations recorded at the end of fiscal 2015. Key non-operating uses of cash during the three months ended June 30, 2016 included payments of $3.0 million for an investment in an unconsolidated affiliate, $1.1 million made for tax withholdings related to net share settlements of restricted stock units and payment of $2.7 million in cash dividends to shareholders.

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

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. Accordingly, actual results may differ materially from our estimates. The impact and any associated risks related to these policies on our business operations are discussed below. A more detailed discussion on the application of these and other accounting policies are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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

Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers. In the veterinary market, we may offer arrangements to end users for monthly payments of instrument and consumable purchases over a term of six years. The present value of lease receivables, including accrued interest, was $3.8 million and $2.1 million, as of June 30, 2016 and March 31, 2016, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our condensed consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

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

Royalty Revenues. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. For the three months ended June 30, 2016 and 2015, our royalty revenues have not been significant.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of June 30, 2016, our investments in cash equivalents, which we classified as available-for-sale, totaled $8.2 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of June 30, 2016, our available-for-sale investments in corporate bonds, totaled $6.0 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of June 30, 2016, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of June 30, 2016, we also had $59.7 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliates. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our condensed consolidated statements of income. As of June 30, 2016 and March 31, 2016, our investment in unconsolidated affiliate totaled $2.7 million and $2.7 million, respectively.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. To date, since our investment in SMB, we have not recorded an impairment charge on this investment. On August 8, 2016, Zoetis Inc. acquired SMB.  The total purchase proceeds for our 15% investment in SMB is approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur.  The holdback payment is expected to be released 18 months following the closing date.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment is recorded under the cost method since we do not exercise significant influence over the investee’s operating or financial activities. The carrying value of our cost method investment is reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

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

As of June 30, 2016, our current portion of warranty reserves for instruments and reagent discs totaled $1.3 million and our non‑current portion of warranty reserves for instruments totaled $2.2 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The change in total accrued warranty reserve from March 31, 2016 to June 30, 2016 was due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments.

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

Intangible Assets. Intangible assets, consisted of customer relationships, tradename, and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 2-10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three months ended June 30, 2016 and 2015, our changes in estimated useful life of intangible assets were not significant, except as noted below in “Valuation of Long-Lived Assets.”

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three months ended June 30, 2016 and 2015, we recognized impairment charges on long-lived assets of $0 and $13,000, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At June 30, 2016 and March 31, 2016, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. In the three months ended June 30, 2016 and 2015, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of June 30, 2016 and March 31, 2016, we had no accrued interest or penalties.

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

Restricted Stock Unit Awards (Time Vesting)

The fair value of restricted stock unit awards with only time-based vesting terms, which we refer to as RSUs, used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Share-based compensation expense is recognized net of an estimated forfeiture rate, over the requisite service period of the RSU. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Restricted Stock Unit Awards (Performance Vesting)

We began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as PSUs, to our executive officers and certain other employees starting in fiscal 2013. PSUs consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors (the “Compensation Committee”). We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of PSUs used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The PSUs vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which the grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows for PSUs granted in fiscal 2015, 2016 and 2017 (other than the PSUs granted to our Chief Executive Officer, Mr. Clinton Severson in fiscal 2017).

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

The PSUs that we granted to Mr. Severson in fiscal 2017 vest as follows:

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

The share-based compensation expense is reduced for an estimate of the PSUs that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. If the service vesting conditions are not met, unvested PSUs will be forfeited. Upon vesting on the third and fourth anniversary date of grant of the PSUs, the equivalent number of common shares are typically issued net of tax withholdings.

For the PSUs granted in fiscal 2015 and 2016, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three months ended June 30, 2016. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our employees (FY2017 PSUs). During the three months ended June 30, 2016, we recorded share-based compensation expense related to the portion of the FY2017 PSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

Results of Operations

Previously reported financial information has been revised to reflect the reclassification of the AVRL business within our veterinary market segment as discontinued operations. See Note 4 to the Condensed Consolidated Financial Statements in this report for additional information.

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion that follows, presents revenues from continuing operations by product category and represents our results for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
Revenues by Product Category	2016	2015	Dollar Change	Percent Change
Instruments (1)	$10,099	$8,712	$1,387	16%
Percentage of total revenues	18%	16%
Consumables (2)	44,689	41,797	2,892	7%
Percentage of total revenues	77%	79%
Other products (3)	2,908	2,544	364	14%
Percentage of total revenues	5%	5%
Product sales, net	57,696	53,053	4,643	9%
Percentage of total revenues	100%	100%
Development and licensing revenues	-	37	(37)	(100)%
Percentage of total revenues	-	<1%
Total revenues	$57,696	$53,090	$4,606	9%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues from continuing operations by geographic region and represents our results for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
Revenues by Geographic Region	2016	2015	Dollar Change	Percent Change
North America	$46,773	$42,311	$4,462	11%
Percentage of total revenues	81%	80%
Europe	8,358	7,723	635	8%
Percentage of total revenues	15%	14%
Asia Pacific and rest of the world	2,565	3,056	(491)	(16)%
Percentage of total revenues	4%	6%
Total revenues	$57,696	$53,090	$4,606	9%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

North America. During the three months ended June 30, 2016, total revenues in North America increased by 11%, or $4.5 million, as compared to the same period in fiscal 2016. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 12%, or $0.7 million, primarily attributable to an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 8%, or $1.7 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers resulting from an increase in sales-type lease agreements with our customers and an increase in unit sales of veterinary reagent discs in North America, resulting from an expanded installed base of VetScan chemistry analyzers.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 19%, or $1.1 million, primarily attributable to an increase in the unit sales of hematology reagent kits due to (a) our supply agreement with Banfield starting in the first quarter of fiscal 2017 and (b) an expanded installed base of VetScan hematology instruments.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 9%, or $0.8 million, primarily attributable to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Feline FeLV/FIV Rapid Test.

Europe. During the three months ended June 30, 2016, total revenues in Europe increased by 8%, or $0.6 million, as compared to the same period in fiscal 2016, primarily attributable to (a) an increase in revenues from VetScan chemistry analyzers sold in the United Kingdom, (b) an increase in revenues from VetScan hematology instruments sold in the United Kingdom and to various distributors in Europe and (c) an increase in unit sales of reagent discs in Europe, resulting from an expanded installed base of VetScan chemistry analyzers.  The increase was partially offset by a decrease in revenues due to the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year.

Asia Pacific and rest of the world. During the three months ended June 30, 2016, total revenues in Asia Pacific and rest of the world decreased by 16%, or $0.5 million, as compared to the same period in fiscal 2016, primarily attributable to (a) a decrease in the unit sales of Piccolo chemistry analyzers to a distributor, (b) a decrease in the unit sales of VetScan chemistry analyzers to various distributors and (c) a decrease in unit sales of veterinary reagent discs to a distributor.

Significant concentrations. During the three months ended June 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc., and Abbott Point of Care, Inc. accounted for 20%, 13%, 12% and 10%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry Schein Animal Health and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table and the discussion that follow, present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,				Change
	2016	Percent of Revenues (1)	2015	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$9,097	100%	$8,684	100%	$413	5%
Percentage of total revenues	16%		16%
Veterinary Market	47,731	100%	43,589	100%	4,142	10%
Percentage of total revenues	83%		82%
Other (2)	868		817		51	6%
Percentage of total revenues	1%		2%
Total revenues	57,696		53,090		4,606	9%
Cost of revenues:
Medical Market	4,756	52%	4,478	52%	278	6%
Veterinary Market	20,858	44%	19,187	44%	1,671	9%
Other (2)	81		33		48	145%
Total cost of revenues	25,695		23,698		1,997	8%
Gross profit:
Medical Market	4,341	48%	4,206	48%	135	3%
Veterinary Market	26,873	56%	24,402	56%	2,471	10%
Other (2)	787		784		3	<1%
Gross profit	$32,001		$29,392		$2,609	9%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended June 30, 2016, total revenues in the medical market increased by 5%, or $0.4 million, as compared to the same period in fiscal 2016. The change in the medical market revenues was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers decreased by 19%, or $0.4 million, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to a decrease in unit sales to a distributor in Asia Pacific and rest of the world.

•	Total revenues from medical reagent discs increased by 11%, or $0.7 million, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in medical reagent discs sold to Abbott in North America, resulting from an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 3%, or $0.1 million, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the medical market segment during the three months ended June 30, 2016 and 2015 were 48% and 48%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in medical reagent discs sold and lower manufacturing costs on medical reagent discs, partially offset by lower average selling prices on Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended June 30, 2016, total revenues in the veterinary market increased by 10%, or $4.1 million, as compared to the same period in fiscal 2016. The change in the veterinary market revenues was primarily attributable to the following:

•	Total revenues from veterinary instruments increased by 27%, or $1.8 million, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to (a) an increase in revenues from VetScan chemistry analyzers resulting from an increase in sales-type lease agreements with our customers in North America, (b) an increase in revenues from VetScan chemistry analyzers sold in the United Kingdom and (c) an increase in revenues from VetScan hematology instruments sold in the United Kingdom and to various distributors in Europe. The increases were partially offset by a decrease in the unit sales of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world.

•
Total revenues from consumables in the veterinary market increased by 6%, or $2.2 million, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to (a) an increase in unit sales of veterinary reagent discs in North America and Europe, resulting from an expanded installed base of VetScan chemistry analyzers, (b) an increase in the unit sales of hematology reagent kits in North America due to our supply agreement with Banfield starting in the first quarter of fiscal 2017 and an expanded installed base of VetScan hematology instruments in North America and (c) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Feline FeLV/FIV Rapid Test.  The increase was partially offset by a decrease in unit sales of veterinary reagent discs to a distributor in Asia Pacific and rest of the world.

•	Total revenues from other products in the veterinary market increased by 13%, or $0.2 million, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016. The change was not significant.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 10%, or $2.5 million, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the veterinary market segment during the three months ended June 30, 2016 and 2015 were 56% and 56%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of VetScan chemistry analyzers and hematology reagent kits and lower manufacturing costs on veterinary reagent discs. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the three months ended June 30, 2016, as compared to the same period in fiscal 2016.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Cost of Revenues – Continuing Operations

The following table and the discussion that follows, presents our cost of revenues and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
	2016	2015	Dollar Change	Percent Change
Cost of revenues	$25,695	$23,698	$1,997	8%
Percentage of total revenues	45%	45%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues, in absolute dollars, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, was impacted by (a) an increase in the unit sales of medical reagent discs and (b) an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology reagent kits. The increase was partially offset by lower manufacturing costs on medical and veterinary reagent discs. Cost of revenues, as a percentage of total revenues, during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, was impacted by changes in our product mix.

Gross Profit – Continuing Operations

The following table and the discussion that follows, presents our gross profit and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
	2016	2015	Dollar Change	Percent Change
Total gross profit	$32,001	$29,392	$2,609	9%
Total gross margin	55%	55%

Gross profit during the three months ended June 30, 2016 increased by 9%, or $2.6 million, as compared to the same period in fiscal 2016, primarily attributable to (a) an increase in medical reagent discs sold, (b) an increase in VetScan chemistry analyzers and VetScan hematology reagent kits sold and (c) lower average manufacturing costs on medical and veterinary reagent discs, partially offset by lower average selling prices on Piccolo chemistry analyzers. The gross profit percentage was impacted by changes in our product mix.

Research and Development – Continuing Operations

The following table and the discussion that follows, presents our research and development expenses and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
	2016	2015	Dollar Change	Percent Change
Research and development expenses	$5,233	$4,723	$510	11%
Percentage of total revenues	9%	9%

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

Research and development expenses increased during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during the three months ended June 30, 2016 and 2015 was $0.6 million and $0.6 million, respectively.

We anticipate research and development expenses, in absolute dollars and as a percentage of total revenues, to increase as budgeted in fiscal 2017 from fiscal 2016 as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows, presents our sales and marketing expenses and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
	2016	2015	Dollar Change	Percent Change
Sales and marketing expenses	$11,824	$10,586	$1,238	12%
Percentage of total revenues	20%	20%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Sales and marketing expenses increased during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to increased costs related to headcount and promotional and marketing spending to support our growth in both North America and internationally. Share-based compensation expense included in sales and marketing expenses during the three months ended June 30, 2016 and 2015 was $0.7 million and $1.0 million, respectively.

General and Administrative – Continuing Operations

The following table and the discussion that follows, presents our general and administrative expenses and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
	2016	2015	Dollar Change	Percent Change
General and administrative expenses	$4,202	$3,458	$744	22%
Percentage of total revenues	7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses increased during the three months ended June 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in share-based compensation expense since forfeiture estimates were adjusted to reflect actual forfeitures when an award vested. Share-based compensation expense included in general and administrative expenses during the three months ended June 30, 2016 and 2015 was $1.0 million and $0.7 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows, presents our interest and other income (expense), net and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
	2016	2015	Dollar Change
Interest and other income (expense), net	$(30)	$359	$(389)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net decreased during the three months ended June 30, 2016 as compared to the same period in fiscal 2016, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows, presents our income tax provision and represents our results from continuing operations for the three months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended June 30,
	2016	2015
Income tax provision	$3,822	$3,989
Effective tax rate	36%	36%

During the three months ended June 30, 2016 and 2015, our income tax provision was $3.8 million, based on an effective tax rate of 36%, and $4.0 million, based on an effective tax rate of 36%, respectively. The change in the income tax provision during the first quarter of fiscal 2017, as compared to the same period last year, was impacted by a lower pre-tax income and a lower effective tax rate. The effective tax rate during the three months ended June 30, 2016, as compared to the same period last year, was reduced by the retroactive reinstatement of the federal research credit during the quarter ended December 31, 2015, partially offset by a decrease in the federal benefit for qualified production activities.

We did not have any unrecognized tax benefits as of June 30, 2016 and March 31, 2016. During the three months ended June 30, 2016 and 2015, we did not recognize any interest or penalties related to unrecognized tax benefits.

Discontinued Operations

On March 18, 2015, we entered into an asset purchase agreement (“APA”) with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The total purchase price under the APA was $21.0 million in cash. During the fourth quarter of fiscal 2015, we recognized and received $20.1 million in cash proceeds and we recorded a gain on sale of discontinued operations, net of tax, of $7.7 million. During the fourth quarter of fiscal 2016, we recorded a pre-tax gain of $0.9 million ($0.6 million after-tax) on sale of discontinued operations, upon meeting certain conditions by the first anniversary of the closing date.

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at June 30, 2016 and March 31, 2016 (in thousands, except percentages):

	June 30, 2016	March 31, 2016
Cash and cash equivalents	$87,526	$88,323
Short-term investments	48,657	41,474
Long-term investments	17,080	22,458
Total cash, cash equivalents and investments	$153,263	$152,255
Percentage of total assets	55%	56%

As of June 30, 2016, we had net working capital of $187.0 million compared to $183.0 million as of March 31, 2016.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the three months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$10,639	$1,433
Net cash used in investing activities	(7,521)	(25,604)
Net cash used in financing activities	(3,671)	(5,291)
Effect of exchange rate changes on cash and cash equivalents	(244)	325
Net decrease in cash and cash equivalents	$(797)	$(29,137)

Cash and cash equivalents as of June 30, 2016 were $87.5 million compared to $88.3 million as of March 31, 2016. The decrease in cash and cash equivalents during the three months ended June 30, 2016 was primarily due to purchases of investments of $11.4 million, purchases of property and equipment of $2.6 million, an investment in an unconsolidated affiliate of $3.0 million, payments made for tax withholdings related to net share settlements of restricted stock units of $1.1 million and payment of cash dividends totaling $2.7 million. The decrease was partially offset by net cash provided by operating activities of $10.6 million and proceeds from maturities and redemptions of investments of $9.4 million.

Cash Flows from Operating Activities

During the three months ended June 30, 2016, we generated $10.6 million in cash from operating activities, compared to $1.4 million during the three months ended June 30, 2015. The cash provided by operating activities during the three months ended June 30, 2016 was the result of net income of $6.9 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1.7 million and share-based compensation expense of $2.8 million, partially offset by a decrease of $0.1 million related to excess tax benefits from share-based awards and the following changes in assets and liabilities.

•	Receivables, net increased by $1.8 million, from $35.1 million as of March 31, 2016 to $36.9 million as of June 30, 2016, primarily attributable to the timing of sales and collections activities during the first quarter of fiscal 2017.

•	Inventories increased by $0.5 million from $35.1 million as of March 31, 2016 to $35.6 million as of June 30, 2016, primarily due to an increase in the inventory levels of our finished goods as of June 30, 2016.

•	Prepaid expenses and other current assets decreased by $2.3 million, from $6.4 million as of March 31, 2016 to $4.0 million as of June 30, 2016, primarily attributable to the timing of estimated income tax payments.

•	Current assets of discontinued operations decreased by $0.9 million, from $1.0 million as of March 31, 2016 to $61,000 as of June 30, 2016, primarily attributable to a receivable relating to the sale of discontinued operations due upon meeting certain conditions by the first anniversary of the closing date in March 2016.

•	Other assets increased by $1.4 million from $2.0 million as of March 31, 2016 to $3.4 million as of June 30, 2016, primarily attributable to long-term receivables due to extended payment terms by customers under certain of our sales programs.

•	Accounts payable increased by $1.1 million, from $7.3 million as of March 31, 2016 to $8.4 million as of June 30, 2016, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses decreased by $0.4 million, from $8.3 million as of March 31, 2016 to $7.9 million as of June 30, 2016, primarily attributable to the timing of payroll payments.

•	Accrued taxes increased by $0.8 million, from $1.1 million as of March 31, 2016 to $2.0 million as of June 30, 2016, primarily due to the timing of estimated income tax payments.

•	As of June 30, 2016 and March 31, 2016, the current portion of deferred revenue was $1.6 million and $1.6 million, respectively, and the non-current portion of deferred revenue was $2.0 million and $2.3 million, respectively. Net current and non-current deferred revenue decreased by $0.2 million from March 31, 2016 to June 30, 2016, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•	As of June 30, 2016 and March 31, 2016, the current portion of warranty reserve was $1.3 million and $1.3 million, respectively, and the non-current portion of warranty reserve was $2.2 million and $1.9 million, respectively. Net current and non‑current warranty reserve increased by $0.4 million. The change in current and non-current warranty reserve from March 31, 2016 to June 30, 2016 is primarily due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended June 30, 2016 totaled $7.5 million, compared to net cash used of $25.6 million during the three months ended June 30, 2015. Cash used in investing activities during the three months ended June 30, 2016 was primarily due to purchases of investments in commercial paper and corporate bonds totaling $11.4 million during the three months ended June 30, 2016, capital expenditures of $2.6 million and a $3.0 million investment in a privately-held company. The cash used in investing activities was partially offset by proceeds from maturities and redemptions of investments in commercial paper and corporate bonds of $9.4 million. Purchases of capital equipment primarily relate to increasing our manufacturing capacity, support our growth and transfers of equipment from inventory to property and equipment as part of our instrument rental program. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended June 30, 2016 totaled $3.7 million, compared to net cash used of $5.3 million during the three months ended June 30, 2015. Cash used in financing activities during the three months ended June 30, 2016 was primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $1.1 million and cash dividend payments of $2.7 million. During the three months ended June 30, 2016, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended June 30, 2016 and 2015, our total quarterly dividend payout was $2.7 million and $2.5 million, respectively. Our dividend payout was made from retained earnings.

In July 2016, our Board of Directors declared a cash dividend of $0.12 per share on our outstanding common stock to be paid on September 15, 2016 to all shareholders of record as of the close of business on September 1, 2016. Future declarations of quarterly dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. As of June 30, 2016, $24.0 million was available to purchase common stock under our share repurchase program. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program, which when added to the $24.0 million remaining under our previously-authorized share repurchase program provides for a total of $54.0 million authorized for purchase as of such date.

Since the share repurchase program began, through June 30, 2016, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three months ended June 30, 2016 and 2015, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Purchase Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $9.9 million as of June 30, 2016. These purchase order commitments primarily include our purchase obligations to purchase from SMB of Denmark through calendar year 2016 and Diatron of Hungary through fiscal 2018.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively, and as of March 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2016.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial position is exposed to a variety of risks related to changes in interest rates and foreign currency rates and investment in privately held companies. As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of June 30, 2016, our short-term and long-term investments totaled $48.7 million and $17.1 million, respectively, consisting of investments in certificates of deposit, commercial paper and corporate bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive gain (loss), net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at June 30, 2016, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of June 30, 2016, we had $59.7 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of June 30, 2016 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of June 30, 2016, our investments classified as available-for-sale totaled $6.0 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2016 or during the three months ended June 30, 2016.

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

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the three months ended June 30, 2016. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investments in Privately Held Companies

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in unconsolidated affiliates” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of June 30, 2016, the total carrying amount of our investment in SMB was $2.7 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment. On August 8, 2016, Zoetis Inc. acquired SMB.  The total purchase proceeds for our 15% investment in SMB is approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur.  The holdback payment is expected to be released 18 months following the closing date.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment is recorded under the cost method since we do not exercise significant influence over the investee’s operating or financial activities. The investment is inherently risky and we could lose our entire investment in this company.

Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as filed with the Securities and Exchange Commission on May 31, 2016, as amended. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

On August 8, 2016, Zoetis Inc. acquired SMB and as a result we are subject to significant supply and pricing risks related to the VSpro products that we currently purchase from SMB, and to date we have not qualified additional vendors. Because we are dependent on a limited number of suppliers and manufacturers for our products, we are particularly susceptible to any interruption in the supply of these products or the viability of our assembly arrangements. The loss of any one of these suppliers or a disruption in our manufacturing arrangements could adversely affect our business, financial condition and results of operations.

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

As of June 30, 2016, 82 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 44 patents have been issued and 16 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended June 30, 2016, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $43.22 to $47.43 per share and the closing sale price on June 30, 2016, was $47.23 per share. During the last eight fiscal quarters ended June 30, 2016, our stock price closed at a high of $66.54 per share on March 30, 2015 and a low of $ 38.65 per share on February 11, 2016. Many factors may affect the market price of our common stock, including:

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

Our subsidiaries in Europe and the United Kingdom increase our exposure to foreign currency fluctuation risks. These risks include uncertainty regarding the Euro and the British pound sterling, that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar. Fluctuating exchange rates cause the value of items on both the assets and liabilities side of the balance sheet to change, which could also negatively impact our results of operations. Our financial results will therefore be sensitive to movements in foreign exchange rates. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a material adverse impact on our results of operations and could cause our results of operations to differ from our expectations and the expectations of our investors. For example, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. We do not currently engage in hedging transactions to mitigate foreign currency exchange risks.

Our international operations subject us to unique risks different than those faced by us in the United States and we may not be able to effectively manage our international business.

We have operations outside of the United States. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

•	the increased complexity and costs inherent in managing international operations;

•	diverse regulatory and compliance requirements, and changes in those requirements that could restrict our or our distributors’ ability to manufacture, market or sell our products;

•	our limited knowledge of and relationships with distributors, contractors, suppliers or other parties in these areas;

•	political and economic instability;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

•	complexity and costs associated with staffing and managing international development and operations;

•	differing labor regulations and business practices;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	changes in international medical reimbursement policies and programs;

•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act (the FCPA); and

•	regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. As our international operations grow, we may encounter new risks. For example, to build our international sales and distribution networks in new geographic regions, we must continue to develop relationships with qualified local distributors. If we are not successful in developing and maintaining these relationships, we may not be able to grow sales in these geographic regions. These or other similar risks could adversely affect our revenue and profitability.

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

ABAXIS, INC.
(Registrant)

Date: August 9, 2016	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2016	BY:	/s/ Ross Taylor
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