Form 10-Q
period 2016-09-30
ABAXIS INC
filed 2016-11-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐          No ☒

As of November 8, 2016, there were 22,535,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2016	March 31, 2016
Current assets:
Cash and cash equivalents	$90,393	$88,323
Short-term investments	55,120	41,474
Receivables (net of allowances of $498 at September 30, 2016 and $479 at March 31, 2016)	35,269	35,148
Inventories	36,233	35,131
Prepaid expenses and other current assets	4,795	6,351
Net deferred tax assets, current	4,811	4,810
Current assets of discontinued operations	48	961
Total current assets	226,669	212,198
Long-term investments	15,584	22,458
Investment in unconsolidated affiliates	3,000	2,705
Property and equipment, net	32,452	26,842
Intangible assets, net	1,248	1,324
Net deferred tax assets, non-current	4,508	3,903
Other assets	4,978	1,950
Total assets	$288,439	$271,380

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,270	$7,292
Accrued payroll and related expenses	9,238	8,349
Accrued taxes	31	1,145
Current liabilities of discontinued operations	76	112
Other accrued liabilities	9,629	9,393
Deferred revenue	1,634	1,600
Warranty reserve	1,539	1,281
Total current liabilities	29,417	29,172
Non-current liabilities:
Deferred revenue	1,790	2,274
Warranty reserve	2,411	1,927
Net deferred tax liabilities	277	384
Notes payable, less current portion	328	379
Other non-current liabilities	1,089	932
Total non-current liabilities	5,895	5,896
Total liabilities	35,312	35,068
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,533,000 and 22,408,000 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	130,906	127,016
Retained earnings	122,222	109,303
Accumulated other comprehensive loss	(1)	(7)
Total shareholders' equity	253,127	236,312
Total liabilities and shareholders' equity	$288,439	$271,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues	$58,552	$55,975	$116,248	$109,065
Cost of revenues	26,294	24,013	51,989	47,711
Gross profit	32,258	31,962	64,259	61,354
Operating expenses:
Research and development	4,906	4,689	10,139	9,412
Sales and marketing	11,254	10,785	23,078	21,371
General and administrative	4,353	4,319	8,555	7,777
Total operating expenses	20,513	19,793	41,772	38,560
Income from operations	11,745	12,169	22,487	22,794
Interest and other income (expense), net	6,279	126	6,249	485
Income from continuing operations before income tax provision	18,024	12,295	28,736	23,279
Income tax provision	6,537	4,472	10,359	8,461
Income from continuing operations	11,487	7,823	18,377	14,818
Discontinued operations (Note 4)
Loss from discontinued operations, net of tax	(55)	(7)	(55)	(7)
Net income	$11,432	$7,816	$18,322	$14,811

Net income (loss) per share:
Basic
Continuing operations	$0.51	$0.34	$0.82	$0.65
Discontinued operations	-	-	(0.01)	-
Basic net income per share	$0.51	$0.34	$0.81	$0.65

Diluted
Continuing operations	$0.51	$0.34	$0.81	$0.65
Discontinued operations	(0.01)	-	-	-
Diluted net income per share	$0.50	$0.34	$0.81	$0.65

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,522,000	22,701,000	22,494,000	22,663,000
Weighted average common shares outstanding - diluted	22,745,000	22,863,000	22,720,000	22,876,000

Cash dividends declared per share	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income	$11,432	$7,816	$18,322	$14,811
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(5)	3	10	1
Tax provision (benefit) on other comprehensive income (loss)	(2)	1	4	-
Other comprehensive income (loss), net of tax	(3)	2	6	1
Comprehensive income	$11,429	$7,818	$18,328	$14,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$18,322	$14,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,479	3,298
Investment premium amortization, net	278	546
Net loss on disposals of property and equipment	67	16
Impairment loss of intangible assets	-	13
Foreign exchange (gain) loss	223	(168)
Share-based compensation expense	5,885	5,839
Excess tax benefits from share-based awards	(337)	(1,444)
Deferred income taxes	(610)	(269)
Equity in net (income) loss of unconsolidated affiliate	34	(31)
Gain on sale of equity method investment	(6,053)	-
Changes in assets and liabilities:
Receivables, net	765	606
Inventories	(4,444)	1,249
Prepaid expenses and other current assets	1,721	(1,391)
Other assets	(3,028)	(541)
Accounts payable	7	(23)
Accrued payroll and related expenses	889	(2,168)
Accrued taxes	(1,206)	(4,455)
Other liabilities	439	(5,954)
Deferred revenue	(450)	(326)
Warranty reserve	742	(332)
Net cash provided by operating activities	16,723	9,276
Cash flows from investing activities:
Purchases of available-for-sale investments	(429)	-
Purchases of held-to-maturity investments	(27,535)	(36,316)
Proceeds from maturities and redemptions of held-to-maturity investments	20,924	14,465
Purchases of property and equipment	(5,649)	(2,635)
Cash paid for investment in unconsolidated affiliate	(2,999)	-
Proceeds from sale of equity method investment	8,526	-
Net cash used in investing activities	(7,162)	(24,486)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock units	(2,104)	(4,851)
Excess tax benefits from share-based awards	337	1,444
Proceeds from the exercise of warrants	-	12
Dividends paid	(5,403)	(4,993)
Net cash used in financing activities	(7,170)	(8,388)
Effect of exchange rate changes on cash and cash equivalents	(321)	216
Net increase (decrease) in cash and cash equivalents	2,070	(23,382)
Cash and cash equivalents at beginning of period	88,323	107,015
Cash and cash equivalents at end of period	$90,393	$83,633
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$9,986	$13,897
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$6	$1
Transfers of equipment between inventory and property and equipment, net	$3,431	$546
Net change in capitalized share-based compensation	$(108)	$66
Common stock withheld for employee taxes in connection with share-based compensation	$2,104	$4,851
Repayment of notes payable by credits from municipal agency	$51	$50

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six months period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2017 or for any interim or future period.

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

The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. The guidance requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, amendments were issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. Amendments were issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Leases:  In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. ASU 2016-02 is effective for us beginning in the first quarter of fiscal year 2020 and is required to be adopted using a modified retrospective approach. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Financial Instruments - Credit Losses:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”), which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost, be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. ASU 2016-13 becomes effective for us commencing in the first quarter of fiscal 2019 and will be applied through a cumulative-effect adjustment to the beginning retained earnings in the year of adoption. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments:  In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), to provide clarification on cash flow classification related to eight specific issues including contingent consideration payments made after a business combination and distributions received from equity method investees. ASU 2016-15 is effective beginning in the first quarter of fiscal year 2019 on a retrospective basis. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

During the third quarter of fiscal 2016, we paid the first installment obligation of GBP 750,000, or $1.1 million, based on the GBP to U.S. dollar exchange rate on the date of payment. The second installment of GBP 750,000 will be placed in escrow as security for post-closing indemnification obligations of certain of the sellers. Based on the GBP to U.S. dollar exchange rate, as of September 30, 2016, $1.0 million was payable pursuant to these obligations. Any amounts remaining in escrow after three years following the closing date will be released to these sellers in calendar year 2017, net of any outstanding indemnification claims. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximated their fair value due to their short-term nature and no gain or loss was recorded.

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

The results from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Discontinued operations:	2016	2015	2016	2015
Revenues	$165	$164	$346	$419
Cost of revenues	165	174	346	645
Gross loss	-	(10)	-	(226)
Sales and marketing expense	-	7	-	(91)
General and administration	87	-	87	-
Other income	-	6	-	124
Loss before income tax benefit	(87)	(11)	(87)	(11)
Income tax benefit	(32)	(4)	(32)	(4)
Net loss from discontinued operations	$(55)	$(7)	$(55)	$(7)

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	September 30, 2016	March 31, 2016
Receivables, net	$48	$949
Prepaid expenses and other current assets	-	12
Total current assets of discontinued operations	$48	$961

Accounts payable	$25	$-
Other current liabilities	51	112
Total current liabilities of discontinued operations	$76	$112

NOTE 5.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of September 30, 2016 and March 31, 2016 (in thousands).

	Available-for-Sale Investments
September 30, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$6,444	$3	$(5)	$6,442
Total available-for-sale investments	$6,444	$3	$(5)	$6,442

	Held-to-Maturity Investments
September 30, 2016	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$1,243	$1	$-	$1,244
Commercial paper	14,555	1	(11)	14,545
Corporate bonds	48,464	3	(117)	48,350
Total held-to-maturity investments	$64,262	$5	$(128)	$64,139

	Available-for-Sale Investments
March 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$7,037	$-	$(12)	$7,025
Total available-for-sale investments	$7,037	$-	$(12)	$7,025

	Held-to-Maturity Investments
March 31, 2016	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$2,737	$3	$-	$2,740
Commercial paper	12,455	-	(6)	12,449
Corporate bonds	41,715	-	(117)	41,598
Total held-to-maturity investments	$56,907	$3	$(123)	$56,787

The amortized cost of our held-to-maturity investments approximates their fair value. As of September 30, 2016 and March 31, 2016, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of September 30, 2016 and March 31, 2016, we had unrealized loss on available-for-sale investments, net of related income taxes, of $1,000 and $7,000, respectively. During the three and six months ended September 30, 2016 and 2015, we did not have any redemption of investments in accordance with callable provisions.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of September 30, 2016 and March 31, 2016 (in thousands).

	September 30, 2016		September 30, 2016
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$5,014	$5,012	$50,108	$50,051
Due in 1 to 4 years	1,430	1,430	14,154	14,088
Total investments	$6,444	$6,442	$64,262	$64,139

	March 31, 2016		March 31, 2016
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$4,314	$4,311	$37,163	$37,128
Due in 1 to 4 years	2,723	2,714	19,744	19,659
Total investments	$7,037	$7,025	$56,907	$56,787

NOTE 6.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of September 30, 2016 and March 31, 2016 (in thousands):

	As of September 30, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,449	$-	$-	$3,449
Available-for-sale investments:
Corporate bonds	-	6,442	-	6,442
Total assets at fair value	$3,449	$6,442	$-	$9,891

	As of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,834	$-	$-	$9,834
Available-for-sale investments:
Corporate bonds	-	7,025	-	7,025
Total assets at fair value	$9,834	$7,025	$-	$16,859

As of September 30, 2016 and March 31, 2016, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of September 30, 2016 and March 31, 2016, our Level 2 financial assets consisted primarily of corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of September 30, 2016 and March 31, 2016, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and six months ended September 30, 2016 and 2015.

NOTE 7.	INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	September 30, 2016	March 31, 2016
Raw materials	$16,432	$15,737
Work-in-process	4,899	6,039
Finished goods	14,902	13,355
Inventories	$36,233	$35,131

NOTE 8.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.

In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the three and six months ended September 30, 2016.

Our allocated portions of SMB’s net income (loss) during the three months ended September 30, 2016 and 2015, were $0 and $64,000, respectively, and during the six months ended September 30, 2016 and 2015, were $(34,000) and $31,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment is recorded under the cost method as we do not exercise significant influence over the investee’s operating or financial activities. The carrying value of our cost method investment is reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

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

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of September 30, 2016 and March 31, 2016 was $0.6 million and $0.5 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$3,576	$2,869	$3,208	$3,156
Provision for warranty expense	741	271	1,500	531
Warranty costs incurred	(367)	(316)	(758)	(640)
Adjustment to pre-existing warranties	-	-	-	(223)
Balance at end of period	3,950	2,824	3,950	2,824
Non-current portion of warranty reserve	2,411	1,604	2,411	1,604
Current portion of warranty reserve	$1,539	$1,220	$1,539	$1,220

NOTE 10.	BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively, and as of March 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2016.

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

NOTE 11.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities consist of the following (in thousands):

	September 30, 2016	March 31, 2016
Accrued liabilities for customer sales incentive programs	$4,945	$4,973
Installment payment obligation accrued related to acquisition	972	1,077
Other current accrued liabilities	3,712	3,343
Total other current accrued liabilities	$9,629	$9,393

As of September 30, 2016, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

As of September 30, 2016, we recorded $1.0 million (or GBP 750,000), based on the GBP to U.S. dollar exchange rate on such date, in other current accrued liabilities on the condensed consolidated balance sheets, related to an installment payment obligation to acquire QCR and Trio in November 2014. Since the exchange rate can fluctuate in the future, the installment payment obligation related to acquisition in absolute dollars will change accordingly. See Note 3, “Acquisitions” for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes, royalties and professional costs.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Commitments

Purchase Commitments. We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $8.3 million as of September 30, 2016. These purchase order commitments primarily include our purchase obligations to purchase from SMB of Denmark through calendar year 2016 and Diatron of Hungary through fiscal 2018.

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

On October 26, 2016, our shareholders approved an amendment to the 2014 Plan to, among other things, (i) increase the aggregate number of shares of common stock reserved for issuance under the 2014 Plan by 900,000 shares and (ii) update the means of adjustment when calculating the attainment of performance goals for performance awards under the 2014 Plan for purposes of the requirements of Section 162(m) of the Internal Revenue Code.

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

As of September 30, 2016, the 2014 Plan provided for the issuance of a maximum of 1,712,409 shares, of which 401,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and six months ended September 30, 2016 and 2015, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues (1)	$487	$311	$966	$694
Research and development	684	532	1,278	1,107
Sales and marketing (2)	717	830	1,421	2,002
General and administrative	1,178	1,365	2,220	2,036
Share-based compensation expense before income taxes	3,066	3,038	5,885	5,839
Income tax benefit	(1,058)	(1,071)	(2,042)	(2,059)
Total share-based compensation expense after income taxes	$2,008	$1,967	$3,843	$3,780
Net impact of share-based compensation on:
Basic net income per share	$0.09	$0.09	$0.17	$0.17
Diluted net income per share	$0.09	$0.09	$0.17	$0.17

(1)
Cost of revenues reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended September 30, 2016 and 2015, share-based compensation expense included in cost of revenues from continuing operations was $0.5 million and $0.3 million, respectively, and from discontinued operations was $0 and $0, respectively. During the six months ended September 30, 2016 and 2015, share-based compensation expense included in cost of revenues from continuing operations was $1.0 million and $0.6 million, respectively, and from discontinued operations was $0 and $0.1 million, respectively.

(2)
Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended September 30, 2016 and 2015, share-based compensation expense included in sales and marketing expenses from continuing operations was $0.7 million and $0.8 million, respectively, and from discontinued operations was $0 and $0, respectively. During the six months ended September 30, 2016 and 2015, share-based compensation expense included in sales and marketing expenses from continuing operations was $1.4 million and $1.8 million, respectively, and from discontinued operations was $0 and $0.2 million, respectively.

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of September 30, 2016 and March 31, 2016 were $13,000 and $0.1 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets.

Cash Flow Impact

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2016 and 2015 were $0.2 million and $0.7 million, respectively, and for the six months ended September 30, 2016 and 2015 were $0.3 million and $1.4 million, respectively.

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

The fair value of RSUs used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of September 30, 2016, the total unrecognized compensation expense related to RSU awards granted amounted to $21.0 million, which is expected to be recognized over a weighted average service period of 2.4 years.

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

For the PSUs granted in fiscal 2015 and 2016, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and six months ended September 30, 2016. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our employees (FY2017 PSUs). During the three and six months ended September 30, 2016, we recorded share-based compensation expense related to the portion of the FY2017 PSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

As of September 30, 2016, the total unrecognized compensation expense related to PSU awards granted amounted to $10.4 million, which is expected to be recognized over a weighted average service period of 2.2 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended September 30, 2016.

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at March 31, 2016	524,000	$45.37	311,000	$48.29
Granted	199,000	45.94	152,000	44.54
Vested (2)	(146,000)	41.51	(24,000)	40.82
Canceled and forfeited	(28,000)	46.48	-	-
Nonvested at September 30, 2016	549,000	$46.55	439,000	$47.40

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended September 30, 2016 and 2015 was $2.6 million and $3.5 million, respectively, and during the six months ended September 30, 2016 and 2015 was $7.8 million and $14.1 million, respectively.

The total grant date fair value of restricted stock units vested during the three months ended September 30, 2016 and 2015 was $2.0 million and $1.9 million, respectively, and during the six months ended September 30, 2016 and 2015 was $7.0 million and $7.9 million, respectively.

NOTE 14.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program. As of September 30, 2016, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through September 30, 2016, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three and six months ended September 30, 2016 and 2015, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During the three months ended September 30, 2016 and 2015, our total quarterly dividend payout was $2.7 million and $2.5 million, respectively. During the six months ended September 30, 2016 and 2015, our total quarterly dividend payout was $5.4 million and $5.0 million, respectively. Our dividend payout was made from retained earnings.

See Note 19, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after September 30, 2016.

Common Stock Warrants

During the six months ended September 30, 2016 and 2015, we issued 0 and 4,000, respectively, shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. During the three months ended September 30, 2016 and 2015, we did not issue any shares of common stock pursuant to the exercise of vested warrants. As of September 30, 2016 and March 31, 2016, there were no warrants outstanding.

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

The computations for basic and diluted net income from continuing and discontinued operations per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Income from continuing operations	$11,487	$7,823	$18,377	$14,818
Loss from discontinued operations, net of tax	(55)	(7)	(55)	(7)
Net income	$11,432	$7,816	$18,322	$14,811

Weighted average common shares outstanding:
Basic	22,522,000	22,701,000	22,494,000	22,663,000
Effect of dilutive securities:
Restricted stock units	223,000	162,000	226,000	212,000
Warrants	-	-	-	1,000
Diluted	22,745,000	22,863,000	22,720,000	22,876,000

Net income (loss) per share:
Basic
Continuing operations	$0.51	$0.34	$0.82	$0.65
Discontinued operations	-	-	(0.01)	-
Basic net income per share	$0.51	$0.34	$0.81	$0.65

Diluted
Continuing operations	$0.51	$0.34	$0.81	$0.65
Discontinued operations	(0.01)	-	-	-
Diluted net income per share	$0.50	$0.34	$0.81	$0.65

For our PSUs, if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for FY2017 PSUs were not achieved during the three and six months ended September 30, 2016, these awards were not included in the diluted net income per share calculation.

Restricted stock units for 82,000 and 95,000 shares during the three months ended September 30, 2016 and 2015, respectively, and 85,000 and 78,000 shares during the six months ended September 30, 2016 and 2015, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.

Warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the warrants is greater than the average market price of our common stock during the period because the inclusion of these warrants would be antidilutive to net income per share. There were no warrants excluded from the computation of diluted weighted average shares outstanding during the three and six months ended September 30, 2016 and 2015.

NOTE 16.	INCOME TAXES

During the three months ended September 30, 2016 and 2015, our income tax provision was $6.5 million, based on an effective tax rate of 36%, and $4.5 million, based on an effective tax rate of 36%, respectively. The effective tax rate during the three months ended September 30, 2016, as compared to the same period last year, was reduced by the retroactive reinstatement of the federal research credit during the quarter ended December 31, 2015, offset by a decrease in the federal benefit for qualified production activities, resulting in no significant change in the effective tax rate.

During the six months ended September 30, 2016 and 2015, our income tax provision was $10.4 million, based on an effective tax rate of 36%, and $8.5 million, based on an effective tax rate of 36%, respectively. The effective tax rate during the six months ended September 30, 2016, as compared to the same period last year, was reduced by the retroactive reinstatement of the federal research credit during the quarter ended December 31, 2015, offset by a decrease in the federal benefit for qualified production activities, resulting in no significant change in the effective tax rate.

We did not have any unrecognized tax benefits as of September 30, 2016 and March 31, 2016. During the three and six months ended September 30, 2016 and 2015, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for the three and six months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Medical Market	$9,381	$8,631	$18,478	$17,315
Veterinary Market	48,290	46,599	96,021	90,188
Other (1)	881	745	1,749	1,562
Total revenues	58,552	55,975	116,248	109,065
Cost of revenues:
Medical Market	5,033	4,568	9,789	9,046
Veterinary Market	21,224	19,414	42,082	38,601
Other (1)	37	31	118	64
Total cost of revenues	26,294	24,013	51,989	47,711
Gross profit:
Medical Market	4,348	4,063	8,689	8,269
Veterinary Market	27,066	27,185	53,939	51,587
Other (1)	844	714	1,631	1,498
Gross profit	$32,258	$31,962	$64,259	$61,354

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 18.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Product Category	2016	2015	2016	2015
Instruments (1)	$9,823	$11,597	$19,922	$20,309
Consumables (2)	45,512	41,675	90,201	83,472
Other products (3)	3,217	2,703	6,125	5,247
Product sales, net	58,552	55,975	116,248	109,028
Development and licensing revenues	-	-	-	37
Total revenues	$58,552	$55,975	$116,248	$109,065

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i‑STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Geographic Region	2016	2015	2016	2015
North America	$47,017	$45,176	$93,790	$87,487
Europe	8,033	8,262	16,391	15,985
Asia Pacific and rest of the world	3,502	2,537	6,067	5,593
Total revenues	$58,552	$55,975	$116,248	$109,065

Significant Concentrations

During the three months ended September 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc., accounted for 20%, 14%, 11% and 10%, respectively, of our total worldwide revenues. During the six months ended September 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 20%, 13%, 11% and 10%, respectively, of our total worldwide revenues.

During the three months ended September 30, 2015, three distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc. and Patterson Companies, Inc., accounted for 20%, 17% and 12%, respectively, of our total worldwide revenues. During the six months ended September 30, 2015, three distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc. and Patterson Companies, Inc., accounted for 20%, 16% and 10%, respectively, of our total worldwide revenues.

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

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Two distributors accounted for 31% and 12% of our total receivable balance as of September 30, 2016. Two distributors accounted for 25% and 14% of our total receivable balance as of March 31, 2016.

NOTE 19.	SUBSEQUENT EVENTS

In October 2016, our Board of Directors declared a cash dividend of $0.14 per share on our outstanding common stock to be paid on December 15, 2016 to all shareholders of record as of the close of business on December 1, 2016.

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

We depend on a number of distributors in North America that distribute our VetScan products. In September 2012, we entered into a distribution agreement with MWI Veterinary Supply, Inc. (“MWI”) to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In the United States veterinary market segment, we also rely on various independent regional distributors. We continue to enter into additional distributor relationships to expand our distribution base in North America. In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Companies, Inc. to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (“VCA”), a veterinary hospital chain in North America. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America that operates more than 700 animal hospitals. In May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospitals, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we will provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in the first quarter of fiscal 2017 and was completed at the end of September 2016.

Discontinued Operations

In March 2015, we entered into an asset purchase agreement with Antech pursuant to which we sold substantially all of the assets of our AVRL business to Antech. The transaction closed on March 31, 2015. We determined that our AVRL business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Accordingly, the historical financial statements appearing in this report have been revised to reflect this reclassification. Unless otherwise noted, references to revenues and expenses in this report are to our revenues and expenses excluding those from AVRL operations. See Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information.

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

Overview of Financial Results

In the second quarter of fiscal 2017, total revenues were $58.6 million, an increase of 5% from last year’s comparable quarter. The net increase in revenues was primarily attributable to an increase in revenues from consumable sales, which were $45.5 million, an increase of 9% over last year’s comparable quarter, due to an increase in the unit sales of hematology reagent kits primarily attributable to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017 and an increase in the unit sales of VetScan rapid tests. The net increase in revenues was partially offset by a decrease in instrument sales, which totaled $9.8 million, a decrease of 15% from last year’s comparable quarter, primarily attributable to a decrease in the unit sales of VetScan hematology instruments sold to various distributors in North America. Gross profit in the second quarter of fiscal 2017 was $32.3 million, an increase of 1% over last year’s comparable quarter, primarily attributable to changes in the product mix in our veterinary market.

Total operating expenses in the second quarter of fiscal 2017 were $20.5 million, an increase of $0.7 million, or 4%, compared to the same period last year, primarily attributable to an increase in headcount and promotional and marketing spending to support our growth in both North America and in the international markets.

Income from continuing operations in the second quarter of fiscal 2017 was $11.5 million, an increase of $3.7 million, or 47%, compared to the same period last year, primarily attributable to a net increase in revenues, discussed above, and a gain from the sale of an equity method investment of $3.8 million after tax, offset in part by an increase in operating expenses. Our diluted net income per share from continuing operations was $0.51 in the second quarter of fiscal 2017, compared to $0.34 for the same period last year. Diluted net income per share from continuing operations for the second quarter of fiscal 2017 includes the effect of a gain from the sale of an equity method investment.

Cash, cash equivalents and investments increased by $8.8 million during the six months ended September 30, 2016 to a total of $161.1 million as of September 30, 2016. During the six months ended September 30, 2016, operating cash flows were $16.7 million, an increase of $7.4 million, compared to $9.3 million for the same period last year, primarily attributable to a gain from sale of an equity method investment. Key non-operating uses of cash during the six months ended September 30, 2016 included payments of $3.0 million for an investment in a privately-held company, $2.1 million made for tax withholdings related to net share settlements of restricted stock units and payment of $5.4 million in cash dividends to shareholders.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control. We are dependent upon the efforts and priorities of our distributors in promoting and creating a demand for our products and as such, we do not have full control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain or effectively manage these relationships, our business, financial condition and results of operations are likely to be adversely affected. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any shortfall in product sales during a quarter would negatively affect our results of operations and financial condition during that quarter. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to increase our revenues and profitability will depend, in part, on our ability to increase the sales volumes of our products, to increase the sales performance of our independent distributors, and to successfully compete with our competitors.

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

In the United States veterinary market, we rely on our national and independent regional distributors. We are also dependent upon the efforts and priorities of these distributors in promoting and creating a demand for our products and do not have full control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain or effectively manage these relationships, our business, financial condition and results of operations are likely to be adversely affected. For example, during fiscal 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated resulting in excess channel inventory. In response, we took additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States. As a result of these efforts, we believe that our distributors’ purchases of our veterinary chemistry analyzers and related reagent discs in fiscal 2015 were substantially in line with in-clinic sales. For the hematology, i-STAT and VSpro specialty veterinary products that we sell in the United States, sales orders from our largest distributors in the veterinary market decreased during the first half of fiscal 2015 as compared to the same period in fiscal 2014, resulting from excess channel inventory created during the first half of fiscal 2014; however, as a result of our efforts in closely monitoring and managing channel inventory, we believe that these distributors’ purchases of hematology, i-STAT and VSpro specialty veterinary products were substantially in line with in-clinic sales in the third quarter of fiscal 2015. We only began selling through our distributors Henry Schein Animal Health and Patterson Companies, Inc. in the third quarter of fiscal 2015 and our revenues in future quarters may be impacted by the timing of purchases of our products sold by them as these new distributors integrate our products into their sales process. We will continue to closely monitor and manage channel inventory at our distribution partners in the United States.

In the second quarter of fiscal 2017, in the United States veterinary market, we experienced a decrease in the unit sales of veterinary reagent discs sold as a result of lower average utilization per customer and a deceleration in the year-over-year growth of our installed base of active customers.  As a result, this reduced our revenue growth and contributed to lower gross profit margins in the veterinary market in the second quarter of fiscal 2017.  Looking forward, as we believe competition in the veterinary market will remain intense, we have implemented and intend to continue implementing new strategies to improve customer retention and monitor our active installed base of customers more closely.  Additionally, in the future, we plan to continue to introduce new products that are designed to enhance our veterinary product portfolio.  For example, in September 2016, we completed the development of our connectivity product, the VetScan FUSE, a web-based integration system that provides connectivity between our point-of-care diagnostic instruments and the veterinary practice management systems. See Total Revenues – Continuing Operations within the Results of Operations section below, for a further discussion regarding the change in total revenues in North America.

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

Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers. In the veterinary market, we may offer arrangements to end users for monthly payments of instrument and consumable purchases over a term of six years. The present value of lease receivables, including accrued interest, was $5.8 million and $2.1 million, as of September 30, 2016 and March 31, 2016, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our condensed consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

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

Royalty Revenues. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. For the three and six months ended September 30, 2016 and 2015, our royalty revenues have not been significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of September 30, 2016, our investments in cash equivalents, which we classified as available-for-sale, totaled $3.4 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of September 30, 2016, our available-for-sale investments in corporate bonds, totaled $6.4 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of September 30, 2016, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of September 30, 2016, we also had $64.3 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliates. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We used the equity method to account for our investment in this entity because we did not control it, but had the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our condensed consolidated statements of income.

In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the three and six months ended September 30, 2016.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment is recorded under the cost method as we do not exercise significant influence over the investee’s operating or financial activities. The carrying value of our cost method investment is reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

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

As of September 30, 2016, our current portion of warranty reserves for instruments and reagent discs totaled $1.5 million and our non‑current portion of warranty reserves for instruments totaled $2.4 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The change in total accrued warranty reserve from March 31, 2016 to September 30, 2016 was due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments.

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

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method using the estimated useful lives of the assets. Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines. Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers. Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years. Depreciation expense related to these instruments is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used. Proceeds from the sale of evaluation units are recorded as revenue. During the three and six months ended September 30, 2016 purchases of capital equipment primarily relate to increasing our manufacturing capacity and to support our growth and transfers of equipment from inventory to property and equipment, primarily attributable to our instrument rental program. Transfers of equipment from inventory to property and equipment, net during the three months ended September 30, 2016 and 2015 were $1.9 million and $0.2 million, respectively, and during the six months ended September 30, 2016 and 2015, were $3.4 million and $0.5 million, respectively.

Intangible Assets. Intangible assets, consisted of customer relationships, tradename, and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 2-10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three and six months ended September 30, 2016 and 2015, our changes in estimated useful life of intangible assets were not significant, except as noted below in “Valuation of Long-Lived Assets.”

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three months ended September 30, 2016 and 2015, we did not recognize any impairment charges on long-lived assets. During the six months ended September 30, 2016 and 2015, we recognized impairment charges on long-lived assets of $0 and $13,000, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At September 30, 2016 and March 31, 2016, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. In the three and six months ended September 30, 2016 and 2015, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of September 30, 2016 and March 31, 2016, we had no accrued interest or penalties.

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

For the PSUs granted in fiscal 2015 and 2016, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and six months ended September 30, 2016. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our employees (FY2017 PSUs). During the three and six months ended September 30, 2016, we recorded share-based compensation expense related to the portion of the FY2017 PSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

Results of Operations

Previously reported financial information has been revised to reflect the reclassification of the AVRL business within our veterinary market segment as discontinued operations. See Note 4 to the Condensed Consolidated Financial Statements in this report for additional information.

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion that follows, presents revenues from continuing operations by product category and represents our results for the three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
Revenues by Product Category	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Instruments (1)	$9,823	$11,597	$(1,774)	(15)%	$19,922	$20,309	$(387)	(2)%
Percentage of total revenues	17%	21%			17%	19%
Consumables (2)	45,512	41,675	3,837	9%	90,201	83,472	6,729	8%
Percentage of total revenues	78%	74%			78%	77%
Other products (3)	3,217	2,703	514	19%	6,125	5,247	878	17%
Percentage of total revenues	5%	5%			5%	5%
Product sales, net	58,552	55,975	2,577	5%	116,248	109,028	7,220	7%
Percentage of total revenues	100%	100%				100%
Development and licensing revenues	-	-	-	-	-	37	(37)	(100)%
Percentage of total revenues	-%	-%			-%	<1%
Total revenues	$58,552	$55,975	$2,577	5%	$116,248	$109,065	$7,183	7%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues from continuing operations by geographic region and represents our results for the three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
Revenues by Geographic Region	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
North America	$47,017	$45,176	$1,841	4%	$93,790	$87,487	$6,303	7%
Percentage of total revenues	80%	81%			81%	80%
Europe	8,033	8,262	(229)	(3)%	16,391	15,985	406	3%
Percentage of total revenues	14%	15%			14%	15%
Asia Pacific and rest of the world	3,502	2,537	965	38%	6,067	5,593	474	8%
Percentage of total revenues	6%	4%			5%	5%
Total revenues	$58,552	$55,975	$2,577	5%	$116,248	$109,065	$7,183	7%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

North America. During the three months ended September 30, 2016, total revenues in North America increased by 4%, or $1.8 million, as compared to the same period in fiscal 2016. The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 15%, or $0.9 million, primarily attributable to an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 3%, or $0.6 million, primarily attributable to a decrease in average selling prices of VetScan chemistry analyzers and a decrease in the unit sales of veterinary reagent discs sold due to lower average utilization per customer. These decreases were partially offset by an increase in the unit sales of VetScan chemistry analyzers resulting from an increase in sales-type lease agreements with our customers.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 2%, or $0.2 million, primarily attributable to an increase in the unit sales of hematology reagent kits due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017. The increase was partially offset by a decrease in the unit sales of VetScan hematology instruments sold to various distributors.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 11%, or $0.8 million, primarily attributable to an increase in revenues from VetScan rapid tests, due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Feline FeLV/FIV Rapid Test and the release of the VetScan VUE in the first quarter of fiscal 2017, an app-based automated rapid assay test reader used with our VetScan rapid tests.

•	Revenues from other products in North America increased by 32%, or $0.6 million, primarily attributable to an increase in other veterinary products sold.

Europe. During the three months ended September 30, 2016, total revenues in Europe decreased by 3%, or $0.2 million, as compared to the same period in fiscal 2016, primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers to various distributors and a decrease in revenues due to the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year. The decrease was partially offset by an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom.

Asia Pacific and rest of the world. During the three months ended September 30, 2016, total revenues in Asia Pacific and rest of the world increased by 38%, or $1.0 million, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers to a distributor in China and an increase in the unit sales of veterinary reagent discs to a distributor.

Significant concentrations. During the three months ended September 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc., accounted for 20%, 14%, 11% and 10%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry Schein Animal Health and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe.

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

North America. During the six months ended September 30, 2016, total revenues in North America increased by 7%, or $6.3 million, as compared to the same period in fiscal 2016. The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 13%, or $1.5 million, primarily attributable to an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 2%, or $1.1 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers resulting from an increase in sales-type lease agreements with our customers.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 10%, or $1.2 million, primarily attributable to an increase in the unit sales of hematology reagent kits due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017. The increase was partially offset by a decrease in the unit sales of VetScan hematology instruments to various distributors.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 10%, or $1.6 million, primarily attributable to an increase in revenues from VetScan rapid tests, due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Feline FeLV/FIV Rapid Test and the release of the VetScan VUE in the first quarter of fiscal 2017, an app-based automated rapid assay test reader used with our VetScan rapid tests.

•	Revenues from other products in North America increased by 24%, or $0.9 million, primarily attributable to an increase in other veterinary products sold.

Europe. During the six months ended September 30, 2016, total revenues in Europe increased by 3%, or $0.4 million, as compared to the same period in fiscal 2016, primarily attributable to an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom. The increase was partially offset by a decrease in revenues from Piccolo chemistry analyzers sold to various distributors and the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year.

Asia Pacific and rest of the world. During the six months ended September 30, 2016, total revenues in Asia Pacific and rest of the world increased by 8%, or $0.5 million, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers to a distributor in China in the second quarter of fiscal 2017 and an increase in the unit sales of veterinary reagent discs to a distributor. The increase was partially offset by a decrease in the unit sales of Piccolo chemistry analyzers to a distributor.

Significant concentrations. During the six months ended September 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 20%, 13%, 11% and 10%, respectively, of our total worldwide revenues.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table and the discussion that follow, present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Change
	2016	Percent of Revenues (1)	2015	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$9,381	100%	$8,631	100%	$750	9%
Percentage of total revenues	16%		16%
Veterinary Market	48,290	100%	46,599	100%	1,691	4%
Percentage of total revenues	82%		83%
Other (2)	881		745		136	18%
Percentage of total revenues	2%		1%
Total revenues	58,552		55,975		2,577	5%
Cost of revenues:
Medical Market	5,033	54%	4,568	53%	465	10%
Veterinary Market	21,224	44%	19,414	42%	1,810	9%
Other (2)	37		31		6	19%
Total cost of revenues	26,294		24,013		2,281	9%
Gross profit:
Medical Market	4,348	46%	4,063	47%	285	7%
Veterinary Market	27,066	56%	27,185	58%	(119)	<(1)%
Other (2)	844		714		130	18%
Gross profit	$32,258		$31,962		$296	1%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2016, total revenues in the medical market increased by 9%, or $0.8 million, as compared to the same period in fiscal 2016. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers decreased by 22%, or $0.4 million, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to a decrease in the unit sales to various distributors in Europe.

•
Total revenues from medical reagent discs increased by 19%, or $1.2 million, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in medical reagent discs sold to Abbott in North America, resulting from an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 7%, or $0.3 million, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the medical market segment during the three months ended September 30, 2016 and 2015 were 46% and 47%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of medical reagent discs, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2016, total revenues in the veterinary market increased by 4%, or $1.7 million, as compared to the same period in fiscal 2016. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments decreased by 14%, or $1.4 million, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to a decrease in average selling prices of VetScan chemistry analyzers and a decrease in the unit sales of VetScan hematology instruments due to lower units sold to our distributors in North America. The decrease was partially offset by (a) an increase in the unit sales of VetScan chemistry analyzers in North America resulting from an increase in sales-type lease agreements with our customers, (b) an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom and (c) an increase in the unit sales of VetScan chemistry analyzers to a distributor in China.

•
Total revenues from consumables in the veterinary market increased by 8%, or $2.7 million, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of hematology reagent kits in North America due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017 and an increase in revenues from VetScan rapid tests, primarily due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kits and VetScan Feline FeLV/FIV Rapid Tests and the release of the VetScan VUE in the first quarter of fiscal 2017, an app-based automated rapid assay test reader used with our VetScan rapid tests. The increase was partially offset by a decrease in the unit sales of veterinary reagent discs sold due to lower average utilization per customer in North America and the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year.

•
Total revenues from other products in the veterinary market increased by 25%, or $0.4 million, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in other veterinary products sold in North America.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment decreased by approximately 1%, or $0.1 million, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the veterinary market segment during the three months ended September 30, 2016 and 2015 were 56% and 58%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to a decrease in the unit sales of VetScan hematology instruments and lower average selling prices of VetScan chemistry analyzers, partially offset by an increase in the unit sales of VetScan hematology reagent kits and VetScan rapid tests. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the three months ended September 30, 2016, as compared to the same period in fiscal 2016.

Six Months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

The following table and the discussion that follow, present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Six Months Ended September 30,				Change
	2016	Percent of Revenues (1)	2015	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$18,478	100%	$17,315	100%	$1,163	7%
Percentage of total revenues	16%		16%
Veterinary Market	96,021	100%	90,188	100%	5,833	6%
Percentage of total revenues	83%		83%
Other (2)	1,749		1,562		187	12%
Percentage of total revenues	1%		1%
Total revenues	116,248		109,065		7,183	7%
Cost of revenues:
Medical Market	9,789	53%	9,046	52%	743	8%
Veterinary Market	42,082	44%	38,601	43%	3,481	9%
Other (2)	118		64		54	84%
Total cost of revenues	51,989		47,711		4,278	9%
Gross profit:
Medical Market	8,689	47%	8,269	48%	420	5%
Veterinary Market	53,939	56%	51,587	57%	2,352	5%
Other (2)	1,631		1,498		133	9%
Gross profit	$64,259		$61,354		$2,905	5%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2016, total revenues in the medical market increased by 7%, or $1.2 million, as compared to the same period in fiscal 2016. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers decreased by 20%, or $0.8 million, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to a decrease in revenues from Piccolo chemistry analyzers sold to various distributors in Europe and a decrease in the unit sales of Piccolo chemistry analyzers to a distributor in Asia Pacific and rest of the world.

•
Total revenues from medical reagent discs increased by 15%, or $1.9 million, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in medical reagent discs sold to Abbott in North America, resulting from an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 5%, or $0.4 million, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the medical market segment during the six months ended September 30, 2016 and 2015 were 47% and 48%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of medical reagent discs, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2016, total revenues in the veterinary market increased by 6%, or $5.8 million, as compared to the same period in fiscal 2016. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments increased by 3%, or $0.4 million, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to (a) an increase in the unit sales of VetScan chemistry analyzers in North America resulting from an increase in sales-type lease agreements with our customers, (b) an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom and (c) an increase in the unit sales of VetScan chemistry analyzers to a distributor in China in the second quarter of fiscal 2017. The increase was partially offset by a decrease in the unit sales of VetScan hematology instruments to various distributors in North America.

•
Total revenues from consumables in the veterinary market increased by 7%, or $4.9 million, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of hematology reagent kits in North America due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017 and an increase in revenues from VetScan rapid tests, primarily due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kits and VetScan Feline FeLV/FIV Rapid Tests and the release of the VetScan VUE in the first quarter of fiscal 2017, an app-based automated rapid assay test reader used with our VetScan rapid tests.

•
Total revenues from other products in the veterinary market increased by 19%, or $0.5 million, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in other veterinary products sold in North America.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 5%, or $2.4 million, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the veterinary market segment during the six months ended September 30, 2016 and 2015 were 56% and 57%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests, lower manufacturing costs on veterinary reagents discs and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates, partially offset by a decrease in the average selling prices of VetScan chemistry analyzers and VetScan hematology reagent kits. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the six months ended September 30, 2016, as compared to the same period in fiscal 2016.

Three and Six Months Ended September 30, 2016 Compared to Three and Six Months Ended September 30, 2015

Cost of Revenues – Continuing Operations

The following table and the discussion that follows, presents our cost of revenues and represents our results from continuing operations for the three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Cost of revenues	$26,294	$24,013	$2,281	9%	$51,989	$47,711	$4,278	9%
Percentage of total revenues	45%	43%			45%	44%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues, in absolute dollars, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016, was impacted by an increase in the unit sales of medical reagent discs, VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests, partially offset by a decrease in the unit sales of VetScan hematology instruments. Cost of revenues, as a percentage of total revenues, during the three months ended September 30, 2016, as compared to the same period in fiscal 2016, was impacted by changes in our product mix.

The increase in cost of revenues, in absolute dollars, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016, was impacted by an increase in the unit sales of medical reagent discs, VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests, partially offset by lower manufacturing costs on veterinary reagent discs and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates. Cost of revenues, as a percentage of total revenues, during the six months ended September 30, 2016, as compared to the same period in fiscal 2016, was impacted by changes in our product mix.

Gross Profit – Continuing Operations

The following table and the discussion that follows, presents our gross profit and represents our results from continuing operations for the three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Total gross profit	$32,258	$31,962	$296	1%	$64,259	$61,354	$2,905	5%
Total gross margin	55%	57%			55%	56%

Gross profit during the three months ended September 30, 2016 increased by 1%, or $0.3 million, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of medical reagent discs, VetScan hematology reagent kits and VetScan rapid tests, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers and VetScan hematology instruments and lower average selling prices of VetScan chemistry analyzers. The gross profit percentage was impacted by changes in our product mix.

Gross profit during the six months ended September 30, 2016 increased by 5%, or $2.9 million, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of medical reagent discs, VetScan chemistry analyzers, VetScan hematology reagent kits, VetScan rapid tests, lower manufacturing costs on veterinary reagent discs and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers and a decrease in the average selling prices of VetScan chemistry analyzers and VetScan hematology reagent kits. The gross profit percentage was impacted by changes in our product mix.

Research and Development – Continuing Operations

The following table and the discussion that follows, presents our research and development expenses and represents our results from continuing operations for three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Research and development expenses	$4,906	$4,689	$217	5%	$10,139	$9,412	$727	8%
Percentage of total revenues	8%	8%			9%	9%

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

Research and development expenses increased during the three and six months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during the three months ended September 30, 2016 and 2015 was $0.7 million and $0.5 million, respectively, and during the six months ended September 30, 2016 and 2015 was $1.3 million and $1.1 million, respectively.

We anticipate the dollar amount of research and development expenses, in absolute dollars and as a percentage of revenues, to increase in fiscal 2017 from fiscal 2016, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows, presents our sales and marketing expenses and represents our results from continuing operations for the three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Sales and marketing expenses	$11,254	$10,785	$469	4%	$23,078	$21,371	$1,707	8%
Percentage of total revenues	19%	19%			20%	20%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Sales and marketing expenses increased during the three and six months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to increased costs related to headcount and promotional and marketing spending to support our growth in both North America and internationally. Share-based compensation expense included in sales and marketing expenses during the three months ended September 30, 2016 and 2015 was $0.7 million and $0.8 million, respectively, and during the six months ended September 30, 2016 and 2015 was $1.4 million and $1.8 million, respectively.

General and Administrative – Continuing Operations

The following table and the discussion that follows, presents our general and administrative expenses and represents our results from continuing operations for the three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
General and administrative expenses	$4,353	$4,319	$34	1%	$8,555	$7,777	$778	10%
Percentage of total revenues	7%	8%			7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses increased during the three months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to increased spending on professional services to support our growing operations, partially offset by a decrease in share-based compensation expense during the second quarter of fiscal 2017. Share-based compensation expense included in general and administrative expenses during the three months ended September 30, 2016 and 2015 was $1.2 million and $1.4 million, respectively.

General and administrative expenses increased during the six months ended September 30, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in share-based compensation expense since forfeiture estimates were adjusted to reflect actual forfeitures when an award vested during the first quarter of fiscal 2017 and increased spending on professional services to support our growing operations. Share-based compensation expense included in general and administrative expenses during the six months ended September 30, 2016 and 2015 was $2.2 million and $2.0 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows, presents our interest and other income (expense), net and represents our results from continuing operations for the three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	Dollar Change	2016	2015	Dollar Change
Interest and other income (expense), net	$6,279	$126	$6,153	$6,249	$485	$5,764

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net increased during the three and six months ended September 30, 2016, as compared to the same periods in fiscal 2016, primarily attributable to a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment. See Note 8 of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows, presents our income tax provision and represents our results from continuing operations for the three and six months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended September 30,			Six Months Ended September 30,
	2016	2015	Dollar Change	2016	2015	Dollar Change
Income tax provision	$6,537	$4,472	$2,065	$10,359	$8,461	$1,898
Effective tax rate	36%	36%		36%	36%

During the three months ended September 30, 2016 and 2015, our income tax provision was $6.5 million, based on an effective tax rate of 36%, and $4.5 million, based on an effective tax rate of 36%, respectively. The effective tax rate during the three months ended September 30, 2016, as compared to the same period last year, was reduced by the retroactive reinstatement of the federal research credit during the quarter ended December 31, 2015, offset by a decrease in the federal benefit for qualified production activities, resulting in no significant change in the effective tax rate.

During the six months ended September 30, 2016 and 2015, our income tax provision was $10.4 million, based on an effective tax rate of 36%, and $8.5 million, based on an effective tax rate of 36%, respectively. The effective tax rate during the six months ended September 30, 2016, as compared to the same period last year, was reduced by the retroactive reinstatement of the federal research credit during the quarter ended December 31, 2015, offset by a decrease in the federal benefit for qualified production activities, resulting in no significant change in the effective tax rate.

We did not have any unrecognized tax benefits as of September 30, 2016 and March 31, 2016. During the three and six months ended September 30, 2016 and 2015, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at September 30, 2016 and March 31, 2016 (in thousands, except percentages):

	September 30, 2016	March 31, 2016
Cash and cash equivalents	$90,393	$88,323
Short-term investments	55,120	41,474
Long-term investments	15,584	22,458
Total cash, cash equivalents and investments	$161,097	$152,255
Percentage of total assets	56%	56%

As of September 30, 2016, we had net working capital of $197.3 million compared to $183.0 million as of March 31, 2016.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the six months ended September 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$16,723	$9,276
Net cash used in investing activities	(7,162)	(24,486)
Net cash used in financing activities	(7,170)	(8,388)
Effect of exchange rate changes on cash and cash equivalents	(321)	216
Net increase (decrease) in cash and cash equivalents	$2,070	$(23,382)

Cash and cash equivalents as of September 30, 2016 were $90.4 million compared to $88.3 million as of March 31, 2016. The increase in cash and cash equivalents during the six months ended September 30, 2016 was primarily due to net cash provided by operating activities of $16.7 million, proceeds from maturities and redemptions of investments of $20.9 million and proceeds from sale of an equity method investment of $8.5 million.  These increases were partially offset by purchases of investments of $28.0 million, purchases of property and equipment of $5.6 million, an investment in a privately-held company of $3.0 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.1 million and payment of cash dividends totaling $5.4 million.

Cash Flows from Operating Activities

During the six months ended September 30, 2016, we generated $16.7 million in cash from operating activities, compared to $9.3 million during the six months ended September 30, 2015. The cash provided by operating activities during the six months ended September 30, 2016 was the result of net income of $18.3 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.5 million and share-based compensation expense of $5.9 million, partially offset by a decrease of $0.3 million related to excess tax benefits from share-based awards and the following changes in assets and liabilities.

•
Receivables, net increased by $0.1 million, from $35.1 million as of March 31, 2016 to $35.3 million as of September 30, 2016, primarily attributable to the timing of sales and collections activities during the second quarter of fiscal 2017.

•
Inventories increased by $1.1 million from $35.1 million as of March 31, 2016 to $36.2 million as of September 30, 2016, primarily due to an increase in the inventory levels of our finished goods as of September 30, 2016.

•
Prepaid expenses and other current assets decreased by $1.6 million, from $6.4 million as of March 31, 2016 to $4.8 million as of September 30, 2016, primarily attributable to the timing of estimated income taxes.

•
Current assets of discontinued operations decreased by $0.9 million, from $1.0 million as of March 31, 2016 to $48,000 as of September 30, 2016, primarily attributable to a receivable relating to the sale of discontinued operations due upon meeting certain conditions by the first anniversary of the closing date in March 2016.

•
Non-current net deferred tax assets increased by $0.6 million, from $3.9 million as of March 31, 2016 to $4.5 million as of September 30, 2016, primarily as a result of the timing for the deduction of share-based compensation expenses.

•
Other assets increased by $3.0 million from $2.0 million as of March 31, 2016 to $5.0 million as of September 30, 2016, primarily attributable to long-term receivables due to extended payment terms by customers under certain of our sales programs.

•
Accrued payroll and related expenses increased by $0.9 million, from $8.3 million as of March 31, 2016 to $9.2 million as of September 30, 2016, primarily attributable to the timing of payroll payments and accrued bonus.

•	Accrued taxes decreased by $1.1 million, from $1.1 million as of March 31, 2016 to $31,000 as of September 30, 2016, primarily due to the timing of estimated income tax payments.

•
As of September 30, 2016 and March 31, 2016, the current portion of deferred revenue was $1.6 million and $1.6 million, respectively, and the non-current portion of deferred revenue was $1.8 million and $2.3 million, respectively. Net current and non-current deferred revenue decreased by $0.5 million from March 31, 2016 to September 30, 2016, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•
As of September 30, 2016 and March 31, 2016, the current portion of warranty reserve was $1.5 million and $1.3 million, respectively, and the non-current portion of warranty reserve was $2.4 million and $1.9 million, respectively. Net current and non‑current warranty reserve increased by $0.7 million. The change in current and non-current warranty reserve from March 31, 2016 to September 30, 2016 is primarily due to an increase in the number of instruments in standard warranty. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended September 30, 2016 totaled $7.2 million, compared to net cash used of $24.5 million during the six months ended September 30, 2015. Changes in investing activities were as follows:

•
Cash used in investing activities during the six months ended September 30, 2016 was primarily due to purchases of investments in commercial paper and corporate bonds totaling $28.0 million during the six months ended September 30, 2016. Cash provided by proceeds from maturities and redemptions of investments in commercial paper and corporate bonds of $20.9 million during the six months ended September 30, 2016.

•
Cash proceeds from the sale of a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) of $8.5 million during the six months ended September 30, 2016. In connection with the sale, we recorded a pre-tax gain of $6.1 million ($3.8 million after tax).

•
Our capital expenditures totaled $5.6 million during the six months ended September 30, 2016. Purchases of capital equipment primarily relate to increasing our manufacturing capacity, support our growth and transfers of equipment from inventory to property and equipment, primarily attributable to our instrument rental program. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

•	Cash used in our investment in a privately-held company was $3.0 million during the six months ended September 30, 2016.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended September 30, 2016 totaled $7.2 million, compared to net cash used of $8.4 million during the six months ended September 30, 2015. Cash used in financing activities during the six months ended September 30, 2016 was primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.1 million and cash dividend payments of $5.4 million. During the six months ended September 30, 2016, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended September 30, 2016 and 2015, our total quarterly dividend payout was $2.7 million and $2.5 million, respectively. During the six months ended September 30, 2016 and 2015, our total quarterly dividend payout was $5.4 million and $5.0 million, respectively. Our dividend payout was made from retained earnings.

In October 2016, our Board of Directors declared a cash dividend of $0.14 per share on our outstanding common stock to be paid on December 15, 2016 to all shareholders of record as of the close of business on December 1, 2016. Future declarations of quarterly dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program. As of September 30, 2016, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through September 30, 2016, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three and six months ended September 30, 2016 and 2015, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Purchase Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $8.3 million as of September 30, 2016. These purchase order commitments primarily include our purchase obligations to purchase from SMB of Denmark through calendar year 2016 and Diatron of Hungary through fiscal 2018.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively, and as of March 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of September 30, 2016, our short-term and long-term investments totaled $55.1 million and $15.6 million, respectively, consisting of investments in certificates of deposit, commercial paper and corporate bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive gain (loss), net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at September 30, 2016, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of September 30, 2016, we had $64.3 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of September 30, 2016 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of September 30, 2016, our investments classified as available-for-sale totaled $6.4 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2016 or during the three and six months ended September 30, 2016.

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

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the three and six months ended September 30, 2016. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investments in Privately Held Companies

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment was recorded in “Investment in unconsolidated affiliates” in our condensed consolidated balance sheets and we used the equity method to account for our investment in this entity because we did not control it, but had the ability to exercise significant influence over it. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the three and six months ended September 30, 2016.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment is recorded under the cost method as we do not exercise significant influence over the investee’s operating or financial activities. The investment is inherently risky and we could lose our entire investment in this company. To date, we have not recorded an impairment charge on this investment.

Other than the foregoing, there have been no material changes in our market risk during the three and six months ended September 30, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

We rely primarily on distributors to sell our products and we rely on sole distributor arrangements in a number of countries. Our failure to successfully develop, manage and maintain these relationships could adversely affect our business, financial condition and results of operations.

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

We depend on a number of distributors in North America who distribute our VetScan products. In the United States veterinary market segment, we rely on our distribution network, consisting of both national distributors and independent regional distributors, and our ability to effectively manage this network. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us.

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

As of September 30, 2016, 84 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 45 patents have been issued and 17 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency and may divest, spin-off, split-off, or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, we sold our AVRL business to Antech in March 2015, and we sold our equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB in August 2016. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, the sale is typically subject to satisfaction of pre-closing conditions that may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts, distract management, disrupt our business, negatively impact market perception of our prospects and involve the loss of key employees, and disputes may arise with buyers. In addition, we may retain responsibility for or agree to indemnify buyers against contingent liabilities, which could have a material effect on our financial statements. Divestitures may also result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that divestiture or other disposition efforts will be successful in generating improved operating efficiencies. In addition, past disposition activities may not be a good indication of future disposition opportunities, and any divestiture or other disposition of any business may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended September 30, 2016, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $46.36 to $54.75 per share and the closing sale price on September 30, 2016, was $ 51.62 per share. During the last eight fiscal quarters ended September 30, 2016, our stock price closed at a high of $66.54 per share on March 30, 2015 and a low of $ 38.65 per share on February 11, 2016. Many factors may affect the market price of our common stock, including:

•	fluctuation in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	changes in governmental regulation in the United States and internationally;

•	prospects and proposals for health care reform;

•	governmental or third-party payors’ controls on prices that our customers may pay for our products;

•	product liability claims and public concern as to the safety of our devices or similar devices developed by our competitors;

•	developments or disputes concerning our patents or our other proprietary rights; and

•	general market conditions.

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

3.2	Amended and Restated Bylaws (filed with the Securities and Exchange Commission on July 10, 2015 as Exhibit 3.2 to our Current Report on Form 8-K and incorporated herein by reference).

10.1	2014 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission on November 1, 2016 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ABAXIS, INC.
(Registrant)

Date: November 9, 2016	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2016	BY:	/s/ Ross Taylor
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

3.2	Amended and Restated Bylaws (filed with the Securities and Exchange Commission on July 10, 2015 as Exhibit 3.2 to our Current Report on Form 8-K and incorporated herein by reference).

10.1	2014 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission on November 1, 2016 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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