Form 10-Q
period 2016-12-31
ABAXIS INC
filed 2017-02-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

or

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

Yes ☐          No ☒

As of February 7, 2017, there were 22,540,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended December 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	December 31, 2016	March 31, 2016
Current assets:
Cash and cash equivalents	$85,653	$88,323
Short-term investments	52,291	41,474
Receivables (net of allowances of $303 at December 31, 2016 and $479 at March 31, 2016)	35,245	35,148
Inventories	39,192	35,131
Prepaid expenses and other current assets	6,225	6,351
Net deferred tax assets, current	4,881	4,810
Current assets of discontinued operations	66	961
Total current assets	223,553	212,198
Long-term investments	21,738	22,458
Investment in unconsolidated affiliates	3,000	2,705
Property and equipment, net	33,709	26,842
Intangible assets, net	1,209	1,324
Net deferred tax assets, non-current	4,492	3,903
Other assets	6,290	1,950
Total assets	$293,991	$271,380

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,922	$7,292
Accrued payroll and related expenses	6,184	8,349
Accrued taxes	477	1,145
Current liabilities of discontinued operations	87	112
Other accrued liabilities	10,091	9,393
Deferred revenue	1,560	1,600
Warranty reserve	1,577	1,281
Total current liabilities	28,898	29,172
Non-current liabilities:
Deferred revenue	1,601	2,274
Warranty reserve	2,616	1,927
Net deferred tax liabilities	242	384
Notes payable, less current portion	303	379
Other non-current liabilities	1,170	932
Total non-current liabilities	5,932	5,896
Total liabilities	34,830	35,068
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,537,000 and 22,408,000 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	133,262	127,016
Retained earnings	125,910	109,303
Accumulated other comprehensive loss	(11)	(7)
Total shareholders' equity	259,161	236,312
Total liabilities and shareholders' equity	$293,991	$271,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues	$52,772	$52,876	$169,020	$161,941
Cost of revenues	23,368	23,274	75,357	70,985
Gross profit	29,404	29,602	93,663	90,956
Operating expenses:
Research and development	4,776	4,428	14,915	13,840
Sales and marketing	10,629	10,395	33,707	31,766
General and administrative	3,159	3,524	11,714	11,301
Total operating expenses	18,564	18,347	60,336	56,907
Income from operations	10,840	11,255	33,327	34,049
Interest and other income (expense), net	(52)	231	6,197	716
Income from continuing operations before income tax provision	10,788	11,486	39,524	34,765
Income tax provision	3,929	3,532	14,288	11,993
Income from continuing operations	6,859	7,954	25,236	22,772
Discontinued operations (Note 4)
Income (loss) from discontinued operations, net of tax	(15)	4	(70)	(3)
Net income	$6,844	$7,958	$25,166	$22,769

Net income per share:
Basic
Continuing operations	$0.30	$0.35	$1.12	$1.00
Discontinued operations	-	-	-	-
Basic net income per share	$0.30	$0.35	$1.12	$1.00

Diluted
Continuing operations	$0.30	$0.35	$1.11	$1.00
Discontinued operations	-	-	-	-
Diluted net income per share	$0.30	$0.35	$1.11	$1.00

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,535,000	22,725,000	22,508,000	22,684,000
Weighted average common shares outstanding - diluted	22,789,000	22,889,000	22,753,000	22,884,000

Cash dividends declared per share	$0.14	$0.11	$0.38	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income	$6,844	$7,958	$25,166	$22,769
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(18)	(16)	(8)	(15)
Tax provision (benefit) on other comprehensive income (loss)	(8)	(6)	(4)	(6)
Other comprehensive income (loss), net of tax	(10)	(10)	(4)	(9)
Comprehensive income	$6,834	$7,948	$25,162	$22,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$25,166	$22,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,329	5,192
Investment premium amortization, net	439	898
Net loss on disposals of property and equipment	81	32
Impairment loss of intangible assets	-	13
Foreign exchange (gain) loss	755	(134)
Share-based compensation expense	8,317	8,236
Excess tax benefits from share-based awards	(346)	(1,628)
Deferred income taxes	(604)	(263)
Equity in net (income) loss of unconsolidated affiliate	34	(56)
Gain on sale of equity method investment	(6,053)	-
Changes in assets and liabilities:
Receivables, net	729	(2,400)
Inventories	(8,121)	159
Prepaid expenses and other current assets	181	(2,369)
Other assets	(4,340)	(485)
Accounts payable	1,646	155
Accrued payroll and related expenses	(2,165)	(4,189)
Accrued taxes	(755)	(4,539)
Other liabilities	1,704	(5,372)
Deferred revenue	(713)	(488)
Warranty reserve	985	(62)
Net cash provided by operating activities	22,269	15,469
Cash flows from investing activities:
Purchases of available-for-sale investments	(2,991)	(1,726)
Purchases of held-to-maturity investments	(40,772)	(41,064)
Proceeds from maturities and redemptions of available-for-sale investments	2,300	-
Proceeds from maturities and redemptions of held-to-maturity investments	30,919	19,212
Purchases of property and equipment	(8,014)	(4,405)
Acquisitions, net of cash acquired	(785)	(1,131)
Cash paid for investment in unconsolidated affiliate	(2,999)	-
Proceeds from sale of equity method investment	8,526	-
Net cash used in investing activities	(13,816)	(29,114)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock units	(2,188)	(5,237)
Excess tax benefits from share-based awards	346	1,628
Proceeds from the exercise of warrants	-	12
Dividends paid	(8,559)	(7,494)
Net cash used in financing activities	(10,401)	(11,091)
Effect of exchange rate changes on cash and cash equivalents	(722)	123
Net decrease in cash and cash equivalents	(2,670)	(24,613)
Cash and cash equivalents at beginning of period	88,323	107,015
Cash and cash equivalents at end of period	$85,653	$82,402
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$14,836	$17,623
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(4)	$(9)
Transfers of equipment between inventory and property and equipment, net	$4,148	$902
Net change in capitalized share-based compensation	$(109)	$60
Common stock withheld for employee taxes in connection with share-based compensation	$2,188	$5,237
Repayment of notes payable by credits from municipal agency	$76	$76

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and nine month periods ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2017 or for any interim or future period.

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

Financial Instruments - Credit Losses:  In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”), which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost, be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount in estimating credit losses. ASU 2016-13 becomes effective for us commencing in the first quarter of fiscal 2019 and will be applied through a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

During the third quarter of fiscal 2016, we paid the first installment obligation of GBP 750,000, or $1.1 million, based on the GBP to U.S. dollar exchange rate on the date of payment. We paid the remaining installment obligation of GBP 750,000 less post-closing indemnification obligations of certain of the sellers totaling $0.8 million during the third quarter of fiscal 2017, based on the GBP to U.S. dollar exchange rate on the date of payment. Additionally, the post-closing indemnification obligations totaled $0.1 million, based on the GBP to U.S. dollar exchange rate at the obligation date, which we recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximated their fair value due to their short-term nature and no gain or loss was recorded.

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

The AVRL business represents a separate asset group and the sale of assets in this business qualifies as a discontinued operation and accordingly, we reported the results of operations of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented as applicable.

The results from discontinued operations were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Discontinued operations:	2016	2015	2016	2015
Revenues	$178	$167	$524	$586
Cost of revenues	178	166	524	811
Gross profit (loss)	-	1	-	(225)
Sales and marketing expense	-	-	-	(91)
General and administrative expense	24	-	111	-
Other income	-	3	-	127
Income (loss) before income tax provision (benefit)	(24)	4	(111)	(7)
Income tax provision (benefit)	(9)	-	(41)	(4)
Net income (loss) from discontinued operations	$(15)	$4	$(70)	$(3)

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2016	March 31, 2016
Receivables, net	$66	$949
Prepaid expenses and other current assets	-	12
Total current assets of discontinued operations	$66	$961

Other current liabilities	87	112
Total current liabilities of discontinued operations	$87	$112

NOTE 5. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of December 31, 2016 and March 31, 2016 (in thousands).

	Available-for-Sale Investments
December 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$6,684	$-	$(20)	$6,664
Total available-for-sale investments	$6,684	$-	$(20)	$6,664

	Held-to-Maturity Investments
December 31, 2016	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$498	$-	$-	$498
Commercial paper	8,580	1	(4)	8,577
Corporate bonds	58,287	-	(229)	58,058
Total held-to-maturity investments	$67,365	$1	$(233)	$67,133

	Available-for-Sale Investments
March 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$7,037	$-	$(12)	$7,025
Total available-for-sale investments	$7,037	$-	$(12)	$7,025

	Held-to-Maturity Investments
March 31, 2016	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$2,737	$3	$-	$2,740
Commercial paper	12,455	-	(6)	12,449
Corporate bonds	41,715	-	(117)	41,598
Total held-to-maturity investments	$56,907	$3	$(123)	$56,787

The amortized cost of our held-to-maturity investments approximates their fair value. As of December 31, 2016 and March 31, 2016, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of December 31, 2016 and March 31, 2016, we had unrealized loss on available-for-sale investments, net of related income taxes, of $11,000 and $7,000, respectively. During the three and nine months ended December 31, 2016 and 2015, we did not have any redemption of investments in accordance with callable provisions.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of December 31, 2016 and March 31, 2016 (in thousands).

	December 31, 2016		December 31, 2016
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$5,057	$5,044	$47,247	$47,186
Due in 1 to 4 years	1,627	1,620	20,118	19,947
Total investments	$6,684	$6,664	$67,365	$67,133

	March 31, 2016		March 31, 2016
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$4,314	$4,311	$37,163	$37,128
Due in 1 to 4 years	2,723	2,714	19,744	19,659
Total investments	$7,037	$7,025	$56,907	$56,787

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of December 31, 2016 and March 31, 2016 (in thousands):

	As of December 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$161	$-	$-	$161
Available-for-sale investments:
Corporate bonds	-	6,664	-	6,664
Total assets at fair value	$161	$6,664	$-	$6,825

	As of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,834	$-	$-	$9,834
Available-for-sale investments:
Corporate bonds	-	7,025	-	7,025
Total assets at fair value	$9,834	$7,025	$-	$16,859

As of December 31, 2016 and March 31, 2016, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of December 31, 2016 and March 31, 2016, our Level 2 financial assets consisted primarily of corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of December 31, 2016 and March 31, 2016, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and nine months ended December 31, 2016 and 2015.

NOTE 7. INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	December 31, 2016	March 31, 2016
Raw materials	$17,472	$15,737
Work-in-process	5,684	6,039
Finished goods	16,036	13,355
Inventories	$39,192	$35,131

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

In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the nine months ended December 31, 2016.

Our allocated portions of SMB’s net income (loss) during the three months ended December 31, 2016 and 2015, were $0 and $25,000, respectively, and during the nine months ended December 31, 2016 and 2015, were $(34,000) and $56,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

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

See Note 19, “Subsequent Events,” for information regarding a letter agreement that we entered into with our cost method investee after December 31, 2016.

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

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of December 31, 2016 and March 31, 2016 was $0.6 million and $0.5 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2016 and 2015 is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Balance at beginning of period	$3,950	$2,824	$3,208	$3,156
Provision for warranty expense	568	619	2,068	1,150
Warranty costs incurred	(325)	(349)	(1,083)	(989)
Adjustment to pre-existing warranties	-	-	-	(223)
Balance at end of period	4,193	3,094	4,193	3,094
Non-current portion of warranty reserve	2,616	1,822	2,616	1,822
Current portion of warranty reserve	$1,577	$1,272	$1,577	$1,272

NOTE 10. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively, and as of March 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2016.

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

NOTE 11. OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities consist of the following (in thousands):

	December 31, 2016	March 31, 2016
Accrued liabilities for customer sales incentive programs	$6,128	$4,973
Installment payment obligation accrued related to acquisition	-	1,077
Other current accrued liabilities	3,963	3,343
Total other current accrued liabilities	$10,091	$9,393

As of December 31, 2016, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

We paid the remaining installment obligation of GBP 750,000 less post-closing indemnification obligations of certain of the sellers totaling $0.8 million during the third quarter of fiscal 2017, based on the GBP to U.S. dollar exchange rate on the date of payment, related to our acquisition of QCR and Trio in November 2014. See Note 3, “Acquisitions” for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes and professional costs.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Commitments

Purchase Commitments.  We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $6.7 million as of December 31, 2016. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

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

2014 Equity Incentive Plan.  Our 2014 Equity Incentive Plan (as amended, the “2014 Plan”), which was approved by our shareholders on October 22, 2014, is the successor to and continuation of the 2005 Equity Incentive Plan (the “2005 Plan”). The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards that may be settled in cash, stock or other property. At its October 22, 2014 effective date, the total number of shares of the Company’s common stock available for issuance under the 2014 Plan was 1,712,409 shares, which was equal to the sum of (i) the shares remaining available for issuance pursuant to the exercise of options or issuance or settlement of stock awards that had not previously been granted under the 2005 Plan, as of the effective date of the 2014 Plan and (ii) the Returning Shares (as defined below), as of the effective date of the 2014 Plan. The “Returning Shares” are shares subject to outstanding stock awards granted under the 2005 Plan (the “2005 Available Pool”), as of the effective date of the 2014 Plan, (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or (iii) are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award or to satisfy the purchase price or exercise price of a stock award.

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

2005 Equity Incentive Plan. Our 2005 Plan was originally approved by our shareholders in October 2005 and restated and amended our 1998 Stock Option Plan. Our 2005 Plan allowed for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. Our 2005 Plan was succeeded by our 2014 Plan upon adoption of our 2014 Plan on October 22, 2014, and no additional awards may be made under our 2005 Plan. However, as described above, the 2005 Available Pool became available for issuance under the 2014 Plan, and Returning Shares may become available under the 2014 Plan, from time to time.

As of December 31, 2016, the 2014 Plan provided for the issuance of a maximum of 2,612,409 shares, of which 1,300,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and nine months ended December 31, 2016 and 2015, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Cost of revenues (1)	$360	$256	$1,326	$950
Research and development	602	484	1,880	1,591
Sales and marketing (2)	797	677	2,218	2,679
General and administrative	673	980	2,893	3,016
Share-based compensation expense before income taxes	2,432	2,397	8,317	8,236
Income tax benefit	(839)	(845)	(2,881)	(2,904)
Total share-based compensation expense after income taxes	$1,593	$1,552	$5,436	$5,332
Net impact of share-based compensation on:
Basic net income per share	$0.07	$0.07	$0.24	$0.24
Diluted net income per share	$0.07	$0.07	$0.24	$0.23

(1)
Cost of revenues reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended December 31, 2016 and 2015, share-based compensation expense included in cost of revenues from continuing operations was $0.4 million and $0.3 million, respectively, and from discontinued operations was $0 and $0, respectively. During the nine months ended December 31, 2016 and 2015, share-based compensation expense included in cost of revenues from continuing operations was $1.3 million and $0.8 million, respectively, and from discontinued operations was $0 and $0.1 million, respectively.

(2)
Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended December 31, 2016 and 2015, share-based compensation expense included in sales and marketing expenses from continuing operations was $0.8 million and $0.7 million, respectively, and from discontinued operations was $0 and $0, respectively. During the nine months ended December 31, 2016 and 2015, share-based compensation expense included in sales and marketing expenses from continuing operations was $2.2 million and $2.5 million, respectively, and from discontinued operations was $0 and $0.2 million, respectively.

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of December 31, 2016 and March 31, 2016 were $12,000 and $0.1 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets.

Cash Flow Impact

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2016 and 2015 were $9,000 and $0.2 million, respectively, and for the nine months ended December 31, 2016 and 2015 were $0.3 million and $1.6 million, respectively.

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

The fair value of RSUs used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of December 31, 2016, the total unrecognized compensation expense related to RSU awards granted amounted to $19.4 million, which is expected to be recognized over a weighted average service period of 2.1 years.

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

For the PSUs granted in fiscal 2015 and 2016, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and nine months ended December 31, 2016.

In April 2016, the Compensation Committee approved the grant of PSUs for an aggregate of 152,000 shares of common stock to our executive officers and to certain of our employees (the “FY2017 PSUs”). As of December 31, 2016, we reviewed each of the underlying performance targets related to the outstanding FY2017 PSUs and determined that it was not probable that the performance targets of the FY2017 PSUs would be met for 84,000 of the 152,000 shares of common stock and consequently, upon our determination of non-achievement of the performance metrics, the related compensation expense was reversed. As of December 31, 2016, we assessed that it was probable that the performance targets of the outstanding FY2017 PSUs would be met for 68,000 of the 152,000 shares of common stock granted and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and nine months ended December 31, 2016.

We assess the probability of achievement of the performance targets of the FY2017 PSUs at the end of each quarter. If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date. Additional share-based compensation of $0.6 million would have been recorded during the nine months ended December 31, 2016 for FY2017 PSUs with respect to 84,000 shares of common stock had the achievement of performance targets been deemed probable.

As of December 31, 2016, the total unrecognized compensation expense related to PSU awards granted and expected to vest amounted to $6.8 million, which is expected to be recognized over a weighted average service period of 1.7 years.

See Note 19, “Subsequent Events,” for information regarding modifications to the FY2017 PSUs approved by the Compensation Committee after December 31, 2016.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2016.

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at March 31, 2016	524,000	$45.37	311,000	$48.29
Granted	203,000	45.97	152,000	44.54
Vested (2)	(152,000)	41.54	(24,000)	40.82
Canceled and forfeited	(29,000)	46.46	-	-
Nonvested at December 31, 2016	546,000	$46.60	439,000	$47.40

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended December 31, 2016 and 2015 was $0.3 million and $1.1 million, respectively, and during the nine months ended December 31, 2016 and 2015 was $8.1 million and $15.3 million, respectively.

The total grant date fair value of restricted stock units vested during the three months ended December 31, 2016 and 2015 was $0.2 million and $0.7 million, respectively, and during the nine months ended December 31, 2016 and 2015 was $7.3 million and $8.6 million, respectively.

NOTE 14. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program. As of December 31, 2016, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through December 31, 2016, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three and nine months ended December 31, 2016 and 2015, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During the three months ended December 31, 2016 and 2015, our total quarterly dividend payout was $3.2 million and $2.5 million, respectively. During the nine months ended December 31, 2016 and 2015, our total quarterly dividend payout was $8.6 million and $7.5 million, respectively. Our dividend payout was made from retained earnings.

See Note 19, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after December 31, 2016.

Common Stock Warrants

During the nine months ended December 31, 2016 and 2015, we issued 0 and 4,000, respectively, shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. During the three months ended December 31, 2016 and 2015, we did not issue any shares of common stock pursuant to the exercise of vested warrants. As of December 31, 2016 and March 31, 2016, there were no warrants outstanding.

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

The computations for basic and diluted net income from continuing and discontinued operations per share are as follows (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Income from continuing operations	$6,859	$7,954	$25,236	$22,772
Income (loss) from discontinued operations, net of tax	(15)	4	(70)	(3)
Net income	$6,844	$7,958	$25,166	$22,769

Weighted average common shares outstanding:
Basic	22,535,000	22,725,000	22,508,000	22,684,000
Effect of dilutive securities:
Restricted stock units	254,000	164,000	245,000	199,000
Warrants	-	-	-	1,000
Diluted	22,789,000	22,889,000	22,753,000	22,884,000

Net income per share:
Basic
Continuing operations	$0.30	$0.35	$1.12	$1.00
Discontinued operations	-	-	-	-
Basic net income per share	$0.30	$0.35	$1.12	$1.00

Diluted
Continuing operations	$0.30	$0.35	$1.11	$1.00
Discontinued operations	-	-	-	-
Diluted net income per share	$0.30	$0.35	$1.11	$1.00

For our PSUs, if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for FY2017 PSUs were not achieved during the three and nine months ended December 31, 2016, these awards were not included in the diluted net income per share calculation.

Restricted stock units for 0 and 95,000 shares during the three months ended December 31, 2016 and 2015, respectively, and 2,000 and 84,000 shares during the nine months ended December 31, 2016 and 2015, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.

Warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the warrants is greater than the average market price of our common stock during the period because the inclusion of these warrants would be antidilutive to net income per share. There were no warrants excluded from the computation of diluted weighted average shares outstanding during the three and nine months ended December 31, 2016 and 2015.

NOTE 16. INCOME TAXES

During the three months ended December 31, 2016 and 2015, our income tax provision was $3.9 million, based on an effective tax rate of 36%, and $3.5 million, based on an effective tax rate of 31%, respectively. The increase in the effective tax rate during the three months ended December 31, 2016, as compared to the same period last year, was primarily attributable to lower federal benefits for qualified production activities during the three months ended December 31, 2016 and the impact of the benefit from the retroactive reinstatement of the federal research credit on December 18, 2015, when the federal research credit was permanently extended, retroactive to January 1, 2015, and as a result, in the third quarter of fiscal 2016, the period in which the legislation was enacted, we recognized the retroactive benefit of the federal research credit.

During the nine months ended December 31, 2016 and 2015, our income tax provision was $14.3 million, based on an effective tax rate of 36%, and $12.0 million, based on an effective tax rate of 34%, respectively. The increase in the effective tax rate during the nine months ended December 31, 2016, as compared to the same period last year, was primarily attributable to lower federal benefits for qualified production activities during the nine months ended December 31, 2016 and the impact of the benefit from the retroactive reinstatement of the federal research credit on December 18, 2015, when the federal research credit was permanently extended, retroactive to January 1, 2015, and as a result, in the third quarter of fiscal 2016, the period in which the legislation was enacted, we recognized the retroactive benefit of the federal research credit.

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. We did not have any unrecognized tax benefits as of December 31, 2016 and March 31, 2016. During the three and nine months ended December 31, 2016 and 2015, we did not recognize any interest or penalties related to unrecognized tax benefits. During the three months ended December 31, 2016, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015. As of December 31, 2016, there had been no proposed assessments and we are unable to estimate the range of possible outcomes at this time.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for the three and nine months ended December 31, 2016 and 2015 (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Medical Market	$8,652	$11,002	$27,130	$28,317
Veterinary Market	43,198	40,896	139,219	131,084
Other (1)	922	978	2,671	2,540
Total revenues	52,772	52,876	169,020	161,941
Cost of revenues:
Medical Market	4,328	5,815	14,117	14,861
Veterinary Market	19,015	17,425	61,097	56,026
Other (1)	25	34	143	98
Total cost of revenues	23,368	23,274	75,357	70,985
Gross profit:
Medical Market	4,324	5,187	13,013	13,456
Veterinary Market	24,183	23,471	78,122	75,058
Other (1)	897	944	2,528	2,442
Gross profit	$29,404	$29,602	$93,663	$90,956

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 18. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues by Product Category	2016	2015	2016	2015
Instruments (1)	$9,349	$11,601	$29,271	$31,910
Consumables (2)	40,353	38,434	130,554	121,906
Other products (3)	3,070	2,841	9,195	8,088
Product sales, net	52,772	52,876	169,020	161,904
Development and licensing revenues	-	-	-	37
Total revenues	$52,772	$52,876	$169,020	$161,941

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i‑STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues by Geographic Region	2016	2015	2016	2015
North America	$41,538	$41,109	$135,328	$128,596
Europe	7,999	7,546	24,390	23,531
Asia Pacific and rest of the world	3,235	4,221	9,302	9,814
Total revenues	$52,772	$52,876	$169,020	$161,941

Significant Concentrations

During the three months ended December 31, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 21%, 14%, 10% and 10%, respectively, of our total worldwide revenues. During the nine months ended December 31, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 20%, 14%, 11% and 10%, respectively, of our total worldwide revenues.

During the three months ended December 31, 2015, three distributors, MWI Veterinary Supply, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc., accounted for 20%, 12% and 12%, respectively, of our total worldwide revenues. During the nine months ended December 31, 2015, four distributors, MWI Veterinary Supply, Inc., Henry Schein Animal Health, Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 20%, 14% , 11% and 10%, respectively, of our total worldwide revenues.

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

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Three distributors accounted for 28%, 14% and 10%, respectively, of our total receivable balance as of December 31, 2016. Two distributors accounted for 25% and 14%, respectively, of our total receivable balance as of March 31, 2016.

NOTE 19. SUBSEQUENT EVENTS

In January 2017, we entered into a letter agreement with the privately-held company which we had invested $3.0 million in June 2016. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we will pay a total of up to $1.5 million to the investee, in the form of an upfront payment of $0.3 million in January 2017, and any remaining obligation to the investee is contingent upon the achievement of certain development milestones.

In January 2017, our Board of Directors declared a cash dividend of $0.14 per share on our outstanding common stock to be paid on March 15, 2017 to all shareholders of record as of the close of business on March 1, 2017.

On January 25, 2017, the Compensation Committee of our Board of Directors approved an amendment to our FY2017 PSUs so the performance vesting condition refers to the Company’s consolidated income from continuing operations before income tax provision, rather than income from operations.   The service vesting condition and all other terms and conditions of our FY2017 PSUs were not changed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, that reflect our current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on Abbott Point of Care, Inc. (“Abbott”) for our U.S. medical sales, the performance of our independent distributors and our ability to manage their inventory levels effectively, market acceptance of our existing and future products, our dependence on certain sole or limited source suppliers, expansion of our sales, marketing and distribution efforts, the effect of exchange rate fluctuations on international operations, dependence on key personnel, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, competition and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any forward-looking statements as circumstances change.

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

We will continue to sell and distribute these medical products outside of the market segments as to which Abbott has exclusive rights. For example, during the third quarter of fiscal 2016, we sold 200 Piccolo Xpress instruments to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China. Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls, clinical research organizations and cruise ship lines.

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

Overview of Financial Results

In the third quarter of fiscal 2017, total revenues were $52.8 million, a decrease of 1% from last year’s comparable quarter. The net decrease in revenues was primarily attributable to a decrease in instrument sales, which totaled $9.3 million, a decrease of 19% from last year’s comparable quarter, due to a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott and impacted by sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, in the third quarter of fiscal 2016. The net decrease in revenues was partially offset by an increase in revenues from consumable sales, which were $40.4 million, an increase of 5% over last year’s comparable quarter, primarily attributable to an increase in the unit sales of hematology reagent kits resulting from our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017.

Gross profit in the third quarter of fiscal 2017 was $29.4 million, a decrease of 1% over last year’s comparable quarter, primarily impacted by changes in the product mix in our veterinary market, attributable to lower unit sales of reagent discs, which have a higher margin contribution.

Total operating expenses in the third quarter of fiscal 2017 were $18.6 million, an increase of $0.2 million, or 1%, compared to the same period last year, primarily attributable to an increase in research and development spending and promotional and marketing expenses to support our growth in both North America and in the international markets, partially offset by a decrease in personnel-related expenses.

Income from continuing operations in the third quarter of fiscal 2017 was $6.9 million, a decrease of $1.1 million, or 14%, compared to the same period last year, primarily attributable to a net decrease in gross profit, an increase in operating expenses, discussed above, and an increase in income tax provision resulting from lower federal benefits for qualified production activities during the third quarter of fiscal 2017 and the impact of the benefit from the retroactive reinstatement of the federal research credit on December 18, 2015, when the federal research credit was permanently extended, retroactive to January 1, 2015, and as a result, in the third quarter of fiscal 2016, the period in which the legislation was enacted, we recognized the retroactive benefit of the federal research credit. Our diluted net income per share from continuing operations was $0.30 in the third quarter of fiscal 2017, compared to $0.35 for the same period last year.

Cash, cash equivalents and investments increased by $7.4 million during the nine months ended December 31, 2016 to a total of $159.7 million as of December 31, 2016. During the nine months ended December 31, 2016, operating cash flows were $22.3 million, an increase of $6.8 million, compared to $15.5 million for the same period last year, primarily attributable to a gain from sale of an equity method investment. Key non-operating uses of cash during the nine months ended December 31, 2016 included payments of $3.0 million for an investment in a privately-held company, $2.2 million made for tax withholdings related to net share settlements of restricted stock units and payment of $8.6 million in cash dividends to shareholders.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control. In particular, we are highly dependent upon the efforts and priorities of our distributors in promoting and creating a demand for our products and as such, we do not have full control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain or effectively manage these relationships, our business, financial condition and results of operations are likely to be adversely affected. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any shortfall in product sales during a quarter would negatively affect our results of operations and financial condition during that quarter. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to increase our revenues and profitability will depend, in part, on our ability to increase the sales volumes of our products, to increase the sales performance of our independent distributors, and to successfully compete with our competitors.

Abbott controls the marketing and sale of our primary medical products into most of the U.S. medical market and, accordingly, we are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. Should these efforts be unsuccessful, our business, financial condition and results of operations may be adversely affected. For example, during fiscal 2014, we were adversely impacted by the timing of purchases of our medical products sold to Abbott as it integrated our products into its sales process and sold its inventory, and in the third quarter of fiscal 2017, we were similarly negatively impacted by a reduction of orders from Abbott as a result of excess instrument inventory.

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

In the second and third quarters of fiscal 2017, in the North America veterinary market, we experienced a decrease in the unit sales of veterinary reagent discs sold, primarily attributable to lower average utilization per customer, a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory, as compared to the same period in fiscal 2016. As a result, this reduced our revenue growth and contributed to lower gross profit margins in the veterinary market in the second and third quarters of fiscal 2017. Looking forward, as we believe competition in the veterinary market will remain intense, we have implemented and intend to continue implementing new strategies to improve customer retention and monitor our installed base of customers and distribution inventory more closely. Additionally, in the future, we plan to continue to introduce new products that are designed to enhance our veterinary product portfolio. For example, in September 2016, we completed the development of our connectivity product, the VetScan FUSE, which is currently in beta-testing. The VetScan FUSE is a web-based integration system that provides connectivity between our point-of-care diagnostic instruments and the veterinary practice management systems. Additionally, we expect to launch a new point-of-care urine sediment analyzer into the veterinary market within twelve months, as well as a new point-of-care urine chemistry analyzer before the middle of 2017. See Total Revenues – Continuing Operations within the Results of Operations section below, for a further discussion regarding the change in total revenues in North America.

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

Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers. In the veterinary market, we may offer arrangements to end users for monthly payments of instrument and consumable purchases over a term of six years. The present value of lease receivables, including accrued interest, was $7.4 million and $2.1 million, as of December 31, 2016 and March 31, 2016, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our condensed consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

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

Royalty Revenues.  Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. For the three and nine months ended December 31, 2016 and 2015, our royalty revenues have not been significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of December 31, 2016, our investments in cash equivalents, which we classified as available-for-sale, totaled $0.2 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of December 31, 2016, our available-for-sale investments in corporate bonds, totaled $6.7 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of December 31, 2016, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of December 31, 2016, we also had $67.4 million in investments classified as held-to-maturity and carried at amortized cost.

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

In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the nine months ended December 31, 2016.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment is recorded under the cost method as we do not exercise significant influence over the investee’s operating or financial activities. The carrying value of our cost method investment is reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. The fair value of cost method investments is not adjusted if there are no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. Additionally, in January 2017, we entered into a letter agreement with our investee. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we will pay a total of up to $1.5 million to the investee, in the form of an upfront payment of $0.3 million in January 2017, and any remaining obligation to the investee is contingent upon the achievement of certain development milestones.

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

As of December 31, 2016, our current portion of warranty reserves for instruments and reagent discs totaled $1.6 million and our non‑current portion of warranty reserves for instruments totaled $2.6 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The change in total accrued warranty reserve from March 31, 2016 to December 31, 2016 was due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments.

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

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method using the estimated useful lives of the assets. Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines. Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers. Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years. Depreciation expense related to these instruments is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used. Proceeds from the sale of evaluation units are recorded as revenue. During the three and nine months ended December 31, 2016 purchases of capital equipment primarily related to increasing our manufacturing capacity and to support our growth and transfers of equipment from inventory to property and equipment, primarily attributable to our instrument rental program. Transfers of equipment between inventory to property and equipment, net, during the three months ended December 31, 2016 and 2015 were $0.7 million and $0.2 million, respectively, and during the nine months ended December 31, 2016 and 2015, were $4.1 million and $0.9 million, respectively.

Intangible Assets.  Intangible assets, consisting of customer relationships, tradename, and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 2-10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three and nine months ended December 31, 2016 and 2015, our changes in estimated useful life of intangible assets were not significant, except as noted below in “Valuation of Long-Lived Assets.”

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three months ended December 31, 2016 and 2015, we did not recognize any impairment charges on long-lived assets. During the nine months ended December 31, 2016 and 2015, we recognized impairment charges on long-lived assets of $0 and $13,000, respectively.

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

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. As of December 31, 2016 and March 31, 2016, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three and nine months ended December 31, 2016 and 2015, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of December 31, 2016 and March 31, 2016, we had no accrued interest or penalties. During the three months ended December 31, 2016, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015. As of December 31, 2016, there had been no proposed assessments and we are unable to estimate the range of possible outcomes at this time.

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

The PSUs vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which the grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below (the “performance vesting condition”); and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows for PSUs granted in fiscal 2015, 2016 and 2017 (other than the PSUs granted to our Chief Executive Officer, Mr. Clinton Severson in fiscal 2017) (the “service vesting condition”).

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

For the PSUs granted in fiscal 2015 and 2016, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and nine months ended December 31, 2016. In April 2016, the Compensation Committee approved the grant of PSUs for an aggregate of 152,000 shares of common stock to our executive officers and to certain of our employees (the “FY2017 PSUs”). As of December 31, 2016, we reviewed each of the underlying performance targets related to the outstanding FY2017 PSUs and determined that it was not probable that the performance targets of the FY2017 PSUs would be met for 84,000 of the 152,000 shares of common stock and consequently, upon our determination of non-achievement of the performance metrics described above, the related compensation expense was reversed. As of December 31, 2016, we assessed that it was probable that the performance targets of the outstanding FY2017 PSUs would be met for 68,000 of the 152,000 shares of common stock granted and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and nine months ended December 31, 2016.

In January 2017, the Compensation Committee of our Board of Directors approved an amendment to our FY2017 PSUs so the performance vesting condition refers to the our consolidated income from continuing operations before income tax provision, rather than income from operations. Accordingly, starting in the fourth quarter of fiscal 2017, we recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition, as described above. The service vesting condition and all other terms and conditions of our FY2017 PSUs were not changed.

Results of Operations

Previously reported financial information has been revised to reflect the reclassification of the AVRL business within our veterinary market segment as discontinued operations. See Note 4 to the Condensed Consolidated Financial Statements in this report for additional information.

Total Revenues – Continuing Operations

Revenues by Product Category.  The following table and the discussion that follows, presents revenues from continuing operations by product category and represents our results for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Product Category	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Instruments (1)	$9,349	$11,601	$(2,252)	(19)%	$29,271	$31,910	$(2,639)	(8)%
Percentage of total revenues	18%	22%			17%	20%
Consumables (2)	40,353	38,434	1,919	5%	130,554	121,906	8,648	7%
Percentage of total revenues	76%	73%			77%	75%
Other products (3)	3,070	2,841	229	8%	9,195	8,088	1,107	14%
Percentage of total revenues	6%	5%			6%	5%
Product sales, net	52,772	52,876	(104)	<(1)%	169,020	161,904	7,116	4%
Percentage of total revenues	100%	100%				100%
Development and licensing revenues	-	-	-	-	-	37	(37)	(100)%
Percentage of total revenues	-%	-%			-%	<1%
Total revenues	$52,772	$52,876	$(104)	<(1)%	$169,020	$161,941	$7,079	4%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues from continuing operations by geographic region and represents our results for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Geographic Region	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
North America	$41,538	$41,109	$429	1%	$135,328	$128,596	$6,732	5%
Percentage of total revenues	79%	78%			80%	79%
Europe	7,999	7,546	453	6%	24,390	23,531	859	4%
Percentage of total revenues	15%	14%			14%	15%
Asia Pacific and rest of the world	3,235	4,221	(986)	(23)%	9,302	9,814	(512)	(5)%
Percentage of total revenues	6%	8%			6%	6%
Total revenues	$52,772	$52,876	$(104)	<(1)%	$169,020	$161,941	$7,079	4%

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

North America. During the three months ended December 31, 2016, total revenues in North America increased by 1%, or $0.4 million, as compared to the same period in fiscal 2016. The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America decreased by 20%, or $1.3 million, primarily attributable to a decrease in sales of Piccolo chemistry analyzers and medical reagent discs to Abbott.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 1%, or $0.3 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers resulting from an increase in sales-type lease agreements with our customers, partially offset by a decrease in the unit sales of veterinary reagent discs sold due to lower average utilization per customer, a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 16%, or $0.9 million, primarily attributable to an increase in the unit sales of hematology reagent kits due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017, partially offset by a decrease in the unit sales of VetScan hematology instruments sold to various distributors.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 3%, or $0.2 million, primarily attributable to an increase in the unit sales of i-STAT consumables to various distributors and an increase in revenues from VetScan rapid tests, due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Feline FeLV/FIV Rapid Test.

•	Revenues from other products in North America increased by 15%, or $0.3 million, primarily attributable to an increase in other veterinary products sold.

Europe. During the three months ended December 31, 2016, total revenues in Europe increased by 6%, or $0.5 million, as compared to the same period in fiscal 2016, primarily attributable to an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom, partially offset by a decrease in revenues due to the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year.

Asia Pacific and rest of the world. During the three months ended December 31, 2016, total revenues in Asia Pacific and rest of the world decreased by 23%, or $1.0 million, as compared to the same period in fiscal 2016, primarily attributable to the impact of sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, in the third quarter of fiscal 2016, partially offset by an increase in the unit sales of veterinary reagent discs sold to various distributors.

Significant concentrations. During the three months ended December 31, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 21%, 14%, 10% and 10%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry Schein Animal Health and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

North America. During the nine months ended December 31, 2016, total revenues in North America increased by 5%, or $6.7 million, as compared to the same period in fiscal 2016. The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 1%, or $0.2 million, primarily attributable to an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of customers of Piccolo chemistry analyzers, partially offset by a decrease in sales of Piccolo chemistry analyzers to Abbott.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 2%, or $1.3 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers resulting from an increase in sales-type lease agreements with our customers, partially offset by a decrease in the unit sales of veterinary reagent discs sold due to lower average utilization per customer, a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 12%, or $2.2 million, primarily attributable to an increase in the unit sales of hematology reagent kits due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017, partially offset by a decrease in the unit sales of VetScan hematology instruments sold to various distributors.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 8%, or $1.9 million, primarily attributable to an increase in revenues from VetScan rapid tests, due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Feline FeLV/FIV Rapid Test and the release of the VetScan VUE in the first quarter of fiscal 2017, an app-based automated rapid assay test reader used with our VetScan rapid tests.

•	Revenues from other products in North America increased by 21%, or $1.2 million, primarily attributable to an increase in other veterinary products sold.

Europe. During the nine months ended December 31, 2016, total revenues in Europe increased by 4%, or $0.9 million, as compared to the same period in fiscal 2016, primarily attributable to an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom, partially offset by a decrease in revenues from Piccolo chemistry analyzers sold to various distributors and the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year.

Asia Pacific and rest of the world. During the nine months ended December 31, 2016, total revenues in Asia Pacific and rest of the world decreased by 5%, or $0.5 million, as compared to the same period in fiscal 2016, primarily attributable to the impact of sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, in the third quarter of fiscal 2016, partially offset by an increase in the unit sales of veterinary reagent discs to various distributors.

Significant concentrations. During the nine months ended December 31, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 20%, 14%, 11% and 10%, respectively, of our total worldwide revenues.

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

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

The following table and the discussion that follow, presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Change
	2016	Percent of Revenues (1)	2015	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$8,652	100%	$11,002	100%	$(2,350)	(21)%
Percentage of total revenues	16%		21%
Veterinary Market	43,198	100%	40,896	100%	2,302	6%
Percentage of total revenues	82%		77%
Other (2)	922		978		(56)	(6)%
Percentage of total revenues	2%		2%
Total revenues	52,772		52,876		(104)	<(1)%
Cost of revenues:
Medical Market	4,328	50%	5,815	53%	(1,487)	(26)%
Veterinary Market	19,015	44%	17,425	43%	1,590	9%
Other (2)	25		34		(9)	(26)%
Total cost of revenues	23,368		23,274		94	<1%
Gross profit:
Medical Market	4,324	50%	5,187	47%	(863)	(17)%
Veterinary Market	24,183	56%	23,471	57%	712	3%
Other (2)	897		944		(47)	(5)%
Gross profit	$29,404		$29,602		$(198)	(1)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2016, total revenues in the medical market decreased by 21%, or $2.4 million, as compared to the same period in fiscal 2016. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers decreased by 58%, or $2.3 million, during the three months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers sold in North America to Abbott and the impact of sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, in the third quarter of fiscal 2016.

•
Total revenues from medical reagent discs decreased by 1%, or $0.1 million, during the three months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to a decrease in the unit sales of medical reagent discs sold in North America to Abbott.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 17%, or $0.9 million, during the three months ended December 31, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the medical market segment during the three months ended December 31, 2016 and 2015 were 50% and 47%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers. The increase in gross profit percentage was impacted by changes in the product mix in our medical market, attributable to a higher margin contribution from reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2016, total revenues in the veterinary market increased by 6%, or $2.3 million, as compared to the same period in fiscal 2016. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments of $7.7 million during each of the three months ended December 31, 2016 and 2015. During the three months ended December 31, 2016, revenues were impacted by an increase in the unit sales of VetScan chemistry analyzers in North America resulting from an increase in sales-type lease agreements with our customers and an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom, partially offset by a decrease in the unit sales of VetScan hematology instruments sold to various distributors in North America.

•
Total revenues from consumables in the veterinary market increased by 6%, or $2.0 million, during the three months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs sold to various distributors in Asia Pacific and rest of the world, (b) an increase in the unit sales of hematology reagent kits sold in North America due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017, (c) an increase in the unit sales of i-STAT consumables to various distributors in North America and (d) an increase in revenues from VetScan rapid tests, primarily due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kits and VetScan Feline FeLV/FIV Rapid Tests. These increases were partially offset by a decrease in the unit sales of veterinary reagent discs sold in North America due to lower average utilization per customer, a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory and the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year.

•
Total revenues from other products in the veterinary market increased by 21%, or $0.3 million, during the three months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in other veterinary products sold in North America.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 3%, or $0.7 million, during the three months ended December 31, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the veterinary market segment during the three months ended December 31, 2016 and 2015 were 56% and 57%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology reagent kits, partially offset by a decrease in revenues on veterinary products sold due to the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the three months ended December 31, 2016, as compared to the same period in fiscal 2016.

Nine Months Ended December 31, 2016 Compared to Nine Months Ended December 31, 2015

The following table and the discussion that follow, presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Nine Months Ended December 31,				Change
	2016	Percent of Revenues (1)	2015	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$27,130	100%	$28,317	100%	$(1,187)	(4)%
Percentage of total revenues	16%		17%
Veterinary Market	139,219	100%	131,084	100%	8,135	6%
Percentage of total revenues	82%		81%
Other (2)	2,671		2,540		131	5%
Percentage of total revenues	2%		2%
Total revenues	169,020		161,941		7,079	4%
Cost of revenues:
Medical Market	14,117	52%	14,861	52%	(744)	(5)%
Veterinary Market	61,097	44%	56,026	43%	5,071	9%
Other (2)	143		98		45	46%
Total cost of revenues	75,357		70,985		4,372	6%
Gross profit:
Medical Market	13,013	48%	13,456	48%	(443)	(3)%
Veterinary Market	78,122	56%	75,058	57%	3,064	4%
Other (2)	2,528		2,442		86	4%
Gross profit	$93,663		$90,956		$2,707	3%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2016, total revenues in the medical market decreased by 4%, or $1.2 million, as compared to the same period in fiscal 2016. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers decreased by 39%, or $3.1 million, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to (a) a decrease in the unit sales of Piccolo chemistry analyzers sold in North America to Abbott, (b) a decrease in revenues from Piccolo chemistry analyzers sold to various distributors in Europe and (c) the impact of sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, in the third quarter of fiscal 2016.

•
Total revenues from medical reagent discs increased by 9%, or $1.8 million, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in medical reagent discs sold in North America to Abbott, resulting from an expanded installed base of customers of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 3%, or $0.4 million, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the medical market segment during the nine months ended December 31, 2016 and 2015 were 48% and 48%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers, partially offset an increase in the unit sales of medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2016, total revenues in the veterinary market increased by 6%, or $8.1 million, as compared to the same period in fiscal 2016. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments increased by 2%, or $0.4 million, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers in North America resulting from an increase in sales-type lease agreements with our customers and an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom,  partially offset by a decrease in the unit sales of VetScan hematology instruments sold to various distributors in North America.

•
Total revenues from consumables in the veterinary market increased by 7%, or $6.9 million, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of hematology reagent kits sold in North America due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017 and an increase in revenues from VetScan rapid tests, primarily due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kits and VetScan Feline FeLV/FIV Rapid Tests and the release of the VetScan VUE in the first quarter of fiscal 2017, an app-based automated rapid assay test reader used with our VetScan rapid tests. These increases were partially offset by a decrease in the unit sales of veterinary reagent discs sold in North America due to a lower average utilization per customer, a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory.

•
Total revenues from other products in the veterinary market increased by 20%, or $0.8 million, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to an increase in other veterinary products sold in North America.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 4%, or $3.1 million, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016. Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2016 and 2015 were 56% and 57%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates, partially offset by a decrease in the average selling prices of VetScan chemistry analyzers, VetScan hematology instruments and VetScan hematology reagent kits. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016.

Three and Nine Months Ended December 31, 2016 Compared to Three and Nine Months Ended December 31, 2015

Cost of Revenues – Continuing Operations

The following table and the discussion that follows, presents our cost of revenues and represents our results from continuing operations for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Cost of revenues	$23,368	$23,274	$94	<1%	$75,357	$70,985	$4,372	6%
Percentage of total revenues	44%	44%			45%	44%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues, in absolute dollars, during the three months ended December 31, 2016, as compared to the same period in fiscal 2016, was impacted by an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology reagent, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers. Cost of revenues, as a percentage of total revenues, during the three months ended December 31, 2016, as compared to the same period in fiscal 2016, was impacted by changes in our product mix.

The increase in cost of revenues, in absolute dollars, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, was impacted by an increase in the unit sales of medical reagent discs, VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates. Cost of revenues, as a percentage of total revenues, during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, was impacted by changes in our product mix.

Gross Profit – Continuing Operations

The following table and the discussion that follows, presents our gross profit and represents our results from continuing operations for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Total gross profit	$29,404	$29,602	$(198)	(1)%	$93,663	$90,956	$2,707	3%
Total gross margin	56%	56%			55%	56%

Gross profit during the three months ended December 31, 2016 decreased by 1%, or $0.2 million, as compared to the same period in fiscal 2016, primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers and a decrease in revenues on veterinary products sold due to the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year, partially offset by an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology reagent kits. The gross profit percentage was impacted by a higher margin contribution from medical reagent discs and changes in our product mix in the veterinary market.

Gross profit during the nine months ended December 31, 2016 increased by 3%, or $2.7 million, as compared to the same period in fiscal 2016, primarily attributable to an increase in the unit sales of medical reagent discs, VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers and a decrease in the average selling prices of VetScan chemistry analyzers, VetScan hematology instruments and VetScan hematology reagent kits. The gross profit percentage was impacted by changes in our product mix in the veterinary market.

Research and Development – Continuing Operations

The following table and the discussion that follows, presents our research and development expenses and represents our results from continuing operations for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Research and development expenses	$4,776	$4,428	$348	8%	$14,915	$13,840	$1,075	8%
Percentage of total revenues	9%	8%			9%	9%

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

Research and development expenses increased during the three and nine months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during the three months ended December 31, 2016 and 2015 was $0.6 million and $0.5 million, respectively, and during the nine months ended December 31, 2016 and 2015 was $1.9 million and $1.6 million, respectively.

We anticipate that our research and development expenses, both in absolute dollars and as a percentage of revenues, will increase in fiscal 2017 from fiscal 2016, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows, presents our sales and marketing expenses and represents our results from continuing operations for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
Sales and marketing expenses	$10,629	$10,395	$234	2%	$33,707	$31,766	$1,941	6%
Percentage of total revenues	20%	20%			20%	20%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Sales and marketing expenses increased during the three and nine months ended December 31, 2016, as compared to the same periods in fiscal 2016, primarily attributable to increased costs related to headcount and promotional and marketing spending to support our growth in both North America and internationally. Share-based compensation expense included in sales and marketing expenses during the three months ended December 31, 2016 and 2015 was $0.8 million and $0.7 million, respectively, and during the nine months ended December 31, 2016 and 2015 was $2.2 million and $2.5 million, respectively.

General and Administrative – Continuing Operations

The following table and the discussion that follows, presents our general and administrative expenses and represents our results from continuing operations for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016	2015	Dollar Change	Percent Change	2016	2015	Dollar Change	Percent Change
General and administrative expenses	$3,159	$3,524	$(365)	(10)%	$11,714	$11,301	$413	4%
Percentage of total revenues	6%	7%			7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses decreased during the three months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to decreased personnel costs, including a decrease in share-based compensation expense related to adjustments for our determination that it was not probable that performance targets would be met. Share-based compensation expense included in general and administrative expenses during the three months ended December 31, 2016 and 2015 was $0.7 million and $1.0 million, respectively.

General and administrative expenses increased during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to increased spending on professional services to support our growing operations. Share-based compensation expense included in general and administrative expenses during the nine months ended December 31, 2016 and 2015 was $2.9 million and $3.0 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows, presents our interest and other income (expense), net and represents our results from continuing operations for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	Dollar Change	2016	2015	Dollar Change
Interest and other income (expense), net	$(52)	$231	$(283)	$6,197	$716	$5,481

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net decreased during the three months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to foreign currency exchange rate fluctuations.

Interest and other income (expense), net increased during the nine months ended December 31, 2016, as compared to the same period in fiscal 2016, primarily attributable to a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment. See Note 8 of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows, presents our income tax provision and represents our results from continuing operations for the three and nine months ended December 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2016	2015	Dollar Change	2016	2015	Dollar Change
Income tax provision	$3,929	$3,532	$397	$14,288	$11,993	$2,295
Effective tax rate	36%	31%		36%	34%

The increase in the effective tax rate during the three months ended December 31, 2016, as compared to the same period last year, was primarily attributable to lower federal benefits for qualified production activities during the three months ended December 31, 2016 and the impact of the benefit from the retroactive reinstatement of the federal research credit on December 18, 2015, when the federal research credit was permanently extended, retroactive to January 1, 2015, and as a result, in the third quarter of fiscal 2016, the period in which the legislation was enacted, we recognized the retroactive benefit of the federal research credit.

The increase in the effective tax rate during the nine months ended December 31, 2016, as compared to the same period last year, was primarily attributable to lower federal benefits for qualified production activities during the nine months ended December 31, 2016 and the impact of the benefit from the retroactive reinstatement of the federal research credit on December 18, 2015, when the federal research credit was permanently extended, retroactive to January 1, 2015, and as a result, in the third quarter of fiscal 2016, the period in which the legislation was enacted, we recognized the retroactive benefit of the federal research credit.

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. We did not have any unrecognized tax benefits as of December 31, 2016 and March 31, 2016. During the three and nine months ended December 31, 2016 and 2015, we did not recognize any interest or penalties related to unrecognized tax benefits. During the three months ended December 31, 2016, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015. As of December 31, 2016, there had been no proposed assessments and we are unable to estimate the range of possible outcomes at this time.

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

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at December 31, 2016 and March 31, 2016 (in thousands, except percentages):

	December 31, 2016	March 31, 2016
Cash and cash equivalents	$85,653	$88,323
Short-term investments	52,291	41,474
Long-term investments	21,738	22,458
Total cash, cash equivalents and investments	$159,682	$152,255
Percentage of total assets	54%	56%

As of December 31, 2016, we had net working capital of $194.7 million compared to $183.0 million as of March 31, 2016.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the nine months ended December 31, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$22,269	$15,469
Net cash used in investing activities	(13,816)	(29,114)
Net cash used in financing activities	(10,401)	(11,091)
Effect of exchange rate changes on cash and cash equivalents	(722)	123
Net decrease in cash and cash equivalents	$(2,670)	$(24,613)

Cash and cash equivalents as of December 31, 2016 were $85.7 million compared to $88.3 million as of March 31, 2016. The decrease in cash and cash equivalents during the nine months ended December 31, 2016 was primarily due to purchases of investments of $43.8 million, purchases of property and equipment of $8.0 million, an investment in a privately-held company of $3.0 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.2 million and payment of cash dividends totaling $8.6 million. These decreases were partially offset by net cash provided by operating activities of $22.3 million, proceeds from maturities and redemptions of investments of $33.2 million and proceeds from sale of an equity method investment of $8.5 million.

Cash Flows from Operating Activities

During the nine months ended December 31, 2016, we generated $22.3 million in cash from operating activities, compared to $15.5 million during the nine months ended December 31, 2015. The cash provided by operating activities during the nine months ended December 31, 2016 was the result of net income of $25.2 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $5.3 million and share-based compensation expense of $8.3 million, partially offset by a decrease of $0.3 million related to excess tax benefits from share-based awards and the following changes in assets and liabilities.

•
Receivables, net increased by $0.1 million, from $35.1 million as of March 31, 2016 to $35.2 million as of December 31, 2016, primarily attributable to the timing of collections activities during the third quarter of fiscal 2017.

•
Inventories increased by $4.1 million from $35.1 million as of March 31, 2016 to $39.2 million as of December 31, 2016, primarily due to an increase in the inventory levels due to lower sales than planned during the third quarter of fiscal 2017.

•
Prepaid expenses and other current assets decreased by $0.1 million, from $6.4 million as of March 31, 2016 to $6.2 million as of December 31, 2016, primarily attributable to the timing of estimated income taxes.

•
Current assets of discontinued operations decreased by $0.9 million, from $1.0 million as of March 31, 2016 to $66,000 as of December 31, 2016, primarily attributable to a receivable relating to the sale of discontinued operations due upon meeting certain conditions by the first anniversary of the closing date in March 2016.

•
Non-current net deferred tax assets increased by $0.6 million, from $3.9 million as of March 31, 2016 to $4.5 million as of December 31, 2016, primarily as a result of the timing for the deduction of share-based compensation expenses.

•
Other assets increased by $4.3 million, from $2.0 million as of March 31, 2016 to $6.3 million as of December 31, 2016, primarily attributable to long-term receivables due to extended payment terms by customers under certain of our sales programs.

•	Accounts payable increased by $1.6 million, from $7.3 million as of March 31, 2016 to $8.9 million as of December 31, 2016, primarily due to the timing and payment of services and inventory purchases.

•
Accrued payroll and related expenses decreased by $2.2 million, from $8.3 million as of March 31, 2016 to $6.2 million as of December 31, 2016, primarily attributable to lower accrued payroll payments from timing of payments and a reduction in accrued bonus as of December 31, 2016 because qualifiers for bonus payments were not met in the third quarter of fiscal 2017.

•	Accrued taxes decreased by $0.7 million, from $1.1 million as of March 31, 2016 to $0.5 million as of December 31, 2016, primarily due to the timing of estimated income tax payments.

•
Other accrued liabilities, current, increased by $0.7 million, from $9.4 million as of March 31, 2016 to $10.1 million as of December 31, 2016 and other liabilities, non-current, increased by $0.2 million, from $0.9 million at March 31, 2016 to $1.2 million as of December 31, 2016. The net current and non-current other liabilities increased primarily attributable to an increase in liabilities related to the types of customer sales incentive programs offered during a promotional period, partially offset by our installment payment obligation related to our November 2014 acquisition of QCR and Trio.

•
As of December 31, 2016 and March 31, 2016, the current portion of deferred revenue was $1.6 million and $1.6 million, respectively, and the non-current portion of deferred revenue was $1.6 million and $2.3 million, respectively. Net current and non-current deferred revenue decreased by $0.7 million from March 31, 2016 to December 31, 2016, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•
As of December 31, 2016 and March 31, 2016, the current portion of warranty reserve was $1.6 million and $1.3 million, respectively, and the non-current portion of warranty reserve was $2.6 million and $1.9 million, respectively. Net current and non‑current warranty reserve increased by $1.0 million. The change in current and non-current warranty reserve from March 31, 2016 to December 31, 2016 is primarily due to an increase in the number of instruments in standard warranty. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product sales, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of payments. Furthermore, we anticipate that we will incur incremental costs to support our future operations, including research and design costs related to the continuing development of our current and future products; clinical trials for our current and future products, expansion of our international operations and acquisition of capital equipment for our manufacturing facility.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2016 totaled $13.8 million, compared to net cash used of $29.1 million during the nine months ended December 31, 2015. Changes in net cash used in investing activities were attributable to the following:

•
Cash used in investing activities during the nine months ended December 31, 2016 was primarily due to purchases of investments in commercial paper and corporate bonds totaling $43.8 million during the nine months ended December 31, 2016. The cash used in investing activities was partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper and corporate bonds of $33.2 million during the nine months ended December 31, 2016.

•
Cash proceeds from the sale of a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) of $8.5 million during the nine months ended December 31, 2016. In connection with the sale, we recorded a pre-tax gain of $6.1 million ($3.8 million after tax) during the nine months ended December 31, 2016.

•
Our capital expenditures totaled $8.0 million during the nine months ended December 31, 2016. Purchases of capital equipment primarily relate to increasing our manufacturing capacity, support our growth and transfers of equipment from inventory to property and equipment, primarily attributable to our instrument rental program. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

•	Cash used in our investment in a privately-held company was $3.0 million during the nine months ended December 31, 2016.

•	Cash used to satisfy our installment payment obligation of $0.8 million during the nine months ended December 31, 2016 related to our November 2014 acquisition of QCR and Trio.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2016 totaled $10.4 million, compared to net cash used of $11.1 million during the nine months ended December 31, 2015. Cash used in financing activities during the nine months ended December 31, 2016 was primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.2 million and cash dividend payments of $8.6 million. During the nine months ended December 31, 2016, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended December 31, 2016 and 2015, our total quarterly dividend payout was $3.2 million and $2.5 million, respectively. During the nine months ended December 31, 2016 and 2015, our total quarterly dividend payout was $8.6 million and $7.5 million, respectively. Our dividend payout was made from retained earnings.

In January 2017, our Board of Directors declared a cash dividend of $0.14 per share on our outstanding common stock to be paid on March 15, 2017 to all shareholders of record as of the close of business on March 1, 2017. Future declarations of quarterly dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program. As of December 31, 2016, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through December 31, 2016, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three and nine months ended December 31, 2016 and 2015, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Purchase Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $6.7 million as of December 31, 2016. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively, and as of March 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2016.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of December 31, 2016, our short-term and long-term investments totaled $52.3 million and $21.7 million, respectively, consisting of investments in certificates of deposit, commercial paper and corporate bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive gain (loss), net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as of December 31, 2016, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of December 31, 2016, we had $67.4 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of December 31, 2016 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of December 31, 2016, our investments classified as available-for-sale totaled $6.7 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2016 or during the three and nine months ended December 31, 2016.

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

The functional currency of our wholly-owned subsidiaries is in U.S. dollars. Foreign currency denominated account balances of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. The effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our condensed consolidated statements of income. For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables. During the three months ended December 31, 2016, our revenues were negatively impacted by foreign currency exchange rates, which reduced revenues by approximately $0.7 million, compared to last year’s comparable quarter. Continued change in the values of the Euro, the British pound sterling and other foreign currencies against the U.S. Dollar could have an impact on our business, financial condition and results of operations.

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the three and nine months ended December 31, 2016. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investments in Privately Held Companies

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment was recorded in “Investment in unconsolidated affiliates” in our condensed consolidated balance sheets and we used the equity method to account for our investment in this entity because we did not control it, but had the ability to exercise significant influence over it. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the nine months ended December 31, 2016.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment is recorded under the cost method as we do not exercise significant influence over the investee’s operating or financial activities. The investment is inherently risky and we could lose our entire investment in this company. To date, we have not recorded an impairment charge on this investment. Additionally, in January 2017, we entered into a letter agreement with our investee. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we will pay a total of up to $1.5 million to the investee, in the form of an upfront payment of $0.3 million in January 2017, and any remaining obligation to the investee is contingent upon the achievement of certain development milestones.

Other than the foregoing, there have been no material changes in our market risk during the three and nine months ended December 31, 2016 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of December 31, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Idexx has a larger veterinary product and service offering than we do and a large sales infrastructure network and well-established brand name. Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete more effectively in these markets. If we are unable to effectively manage our distribution channels in our highly competitive industry, we may fail to retain customers or obtain new customers and our business will suffer.

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

Historically, in the veterinary market, we have marketed our VetScan products through both direct sales and distribution channels to veterinarians. We continue to develop products, such as VetScan FUSE, a web-based integration system that provides connectivity between our point-of-care diagnostic instruments and the veterinary practice management systems, new point-of-care urine sediment and chemistry analyzers and new animal blood tests to expand our product offerings; however, we cannot be assured that these products will be accepted by the veterinary market. Any failure to achieve market acceptance with our current or future products would harm our business and financial condition. Moreover, we may identify new areas for serving our veterinary market customers that may not be accepted by the market or achieve our financial goals to increase revenues and profitability at acceptable levels. For example, we sold our AVRL business in March 2015, as it failed to perform to our expectations.

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

We currently have purchase obligations with Diatron to purchase Diatron hematology products. However, with our other suppliers, we primarily operate on a purchase order basis and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all. For the suppliers of original equipment manufactured products with which we have long-term contracts, there can be no assurance that these suppliers will always fulfill their obligations under these contracts, or that any suppliers will not experience disruptions in their ability to supply our requirements for products. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in a loss of some or all of our rights under these contracts.

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

As of December 31, 2016, 84 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 46 patents have been issued and 18 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the medical device industries and clinical laboratories. Recently, the U.S. House of Representatives and Senate passed legislation, which, if signed into law by President Trump, would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. Thus, the full future impact of the ACA on our business remains unclear.

On April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly altered the payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third-party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive. Changes in healthcare policy, such as the creation of test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand or additional pricing pressures.   In addition, sales of our tests outside of the United States will subject us to foreign regulatory requirements, which may also change over time.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2016, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $45.88 to $55.02 per share and the closing sale price on December 30, 2016, the last day of trading for the quarter ended December 31, 2016, was $ 52.77 per share. During the last eight fiscal quarters ended December 31, 2016, our stock price closed at a high of $66.54 per share on March 30, 2015 and a low of $ 38.65 per share on February 11, 2016. Many factors may affect the market price of our common stock, including:

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

ABAXIS, INC.
(Registrant)

Date: February 9, 2017	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2017	BY:	/s/ Ross Taylor
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