Form 10-K
period 2017-03-31
ABAXIS INC
filed 2017-05-30
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-19720

ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0213001 (I.R.S. Employer Identification No.)
3240 Whipple Road, Union City, California (Address of principal executive offices)	94587 (Zip code)

Registrant’s telephone number, including area code: (510) 675-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Select Market

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2016, the last business day of the second fiscal quarter, based upon the closing price of such stock on the NASDAQ Global Select Market on September 30, 2016, was $677,280,000. For purposes of this disclosure, 9,412,000 shares of common stock held by persons who hold more than 10% of the outstanding shares of the registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of May 26, 2017, there were 22,654,000 shares of the registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2017

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

When used in this report, the terms “we,” “us,” “our,” “the Company” and “Abaxis” refer to Abaxis, Inc. and our subsidiaries. Our fiscal year ends on March 31, and accordingly, the terms “fiscal 2017,” “fiscal 2016” and “fiscal 2015” in this report refer to the years ended March 31, 2017, 2016 and 2015, respectively.

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

Our primary products are as follows:

•	point-of-care diagnostic instruments and consumables used in the medical market; and
•	point-of-care diagnostic instruments and consumables used in the veterinary market.

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

Business Segments and Products

We manage our business in two reportable business segments, the medical market and the veterinary market, which are based on the diagnostic products sold and services provided by market and customer group. For products that we sell that are not specifically identified to any particular business segment, we categorize the revenue as Other. A description of our business segments is set forth below. Financial information regarding our reportable business segments is included under “Results of Operations” in Item 7 of this report and Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Medical Market

Customer Base

Our products sold to the medical market are used by a diverse range of medical specialties requiring accurate, real time results to enable rapid clinical decisions in the area of human diagnostics. The current customer focus of our medical products include: physicians’ office practices across multiple specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies, hospital laboratories, military installations (ships, field hospitals and mobile care units) pharmaceutical clinical trials and cruise ship lines. Revenues in the medical market accounted for 16%, 17% and 17% of our total revenues for fiscal 2017, 2016 and 2015, respectively.

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

Piccolo Profiles. We manufacture the Piccolo profiles used with the Piccolo chemistry analyzers. The Piccolo profiles are packaged as single-use medical reagents, configured to aid in disease diagnosis or monitor disease treatment. We offer 16 multi-test reagent disc products in the medical market. The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Profiles	Description of the Test Panels
AmLyte13	ALB, ALT, AMY, AST, BUN, Ca, CK, CRE, CRP, GLU, K+, Na+, TBIL
Basic Metabolic Panel (CLIA waived)	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.
Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.
BioChemistry Panel Plus(1)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, CRP, GGT, GLU, TP, UA.
Comprehensive Metabolic Panel (CLIA waived)	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.
Electrolyte Panel (CLIA waived)	CL-, K+, NA+, tCO2.
General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.
General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.
Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.
Kidney Check (CLIA waived)(1)	BUN, CRE.
Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.
Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.
Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.
MetLac 12 Panel (1)	ALB, BUN, CA, CL-, CRE, GLU, K+, LAC, MG, NA+, PHOS, tCO2.
MetLyte 8 Panel (CLIA waived)	BUN, CK, CL-, CRE, GLU, K+, NA+, tCO2.
MetLyte Plus CRP (1)	BUN, CK, CL-, CRE, CRP, GLU, K+, NA+, tCO2.
Renal Function Panel (CLIA waived)	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.
(1)	The panel is offered only on our Piccolo Xpress.

“CLIA waived” means the U.S. Food and Drug Administration (“FDA”) has categorized the test as having waived status with respect to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). See “Government Regulation” in this section for additional information on CLIA.

Veterinary Market

Customer Base

In the veterinary market, our VetScan products serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Revenues in the veterinary market accounted for 82%, 81% and 81% of our total revenues for fiscal 2017, 2016 and 2015, respectively.

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

VetScan Profiles. The VetScan chemistry analyzers use consumables that we manufacture. The VetScan profiles are packaged as single-use plastic veterinary reagent discs. Each reagent disc contains a diluent and all the profiles necessary to perform a complete multi-chemistry blood analysis. We offer 13 multi-test reagent disc products used in our VetScan chemistry analyzers in the veterinary market as described below.

•	Avian/Reptilian Profile Plus is ideal for measuring analytes that represent the most important areas of concern in avian and reptilian patients.
•	Canine Wellness Profile including Heartworm is ideal for performing a comprehensive wellness chemistry panel and testing for heartworm antigen simultaneously, running wellness exams on canines greater than 6 months of age, implementing a comprehensive wellness program or streamlining existing wellness programs while increasing profit and cost savings and reducing technician time. The panel is offered only on our VetScan VS2.
•	Comprehensive Diagnostic Profile is ideal for providing complete chemistry and electrolyte analysis for pre-anesthetic, general health, ill patient, geriatric and wellness testing.
•	Critical Care Profile Plus is ideal for serial testing, rechecks, fluid therapy and monitoring hospitalized patients.
•	Electrolyte Profile Plus is ideal for regulation of acid/base and osmotic balance for baseline on hospitalized patients. The Electrolyte Plus provides important information for monitoring fluid therapy and acid-base values.
•	Equine Profile Plus is ideal for routine equine checkups, wellness testing, ill patient diagnostics and pre-purchase examinations for equine hospitals, ambulatory practitioners, critical care units and mixed animal hospitals.
•	Kidney Profile Plus is ideal for kidney evaluation and monitoring in cats and dogs of all ages, implementing and streamlining renal function monitoring protocol. The panel is offered only on our VetScan VS2.
•	Large Animal Profile is ideal for herd health assessment and monitoring, prognostic indicator and diagnostic tool for beef and dairy cattle.
•	Mammalian Liver Profile is ideal for obtaining baseline liver values, diagnosis and monitoring of hepatic disease and monitoring hepatic function while administering nonsteroidal anti-inflammatory drugs (NSAIDs) or other potentially hepatotoxic medications.
•	Phenobarbital Profile is ideal for monitoring the level of phenobarbital treatment to achieve maximal seizure control while avoiding harmful side effects. The Phenobarbital Profile evaluates the level of phenobarbital, and provides additional liver values all in one panel.
•	Prep Profile II is a basic health screen for pre-anesthetic evaluation and testing minimal values for baselines of young, healthy patients or recheck profile for some disease states. The Prep Profile II provides important information for renal, hepatic, and diabetic patients being hospitalized, monitored, or undergoing long-term treatment.
•	Preventive Care Profile Plus is ideal for providing thorough chemistry and a complete electrolyte analysis for pre-anesthetic, general health, ill patient, geriatric and wellness testing.
•	Thyroxine (T4) / Cholesterol Profile is ideal for routine screening of hypothyroidism in dogs and diagnostic for hyperthyroidism in cats, titrating and monitoring patients on thyroid hormone replacement therapy or patients being treated for hyperthyroid disease.

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

We currently purchase the specialty analyzers and related consumables from Scandinavian Micro Biodevices APS (“SMB”) of Farum, Denmark. SMB was recently acquired by Zoetis Inc.

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

•	The VetScan Canine Anaplasma Rapid Test is a highly sensitive and specific test for the detection of antibodies to A. phagocytophilum and/or A. platys in canine whole blood, serum or plasma.
•	The VetScan Canine Ehrlichia Rapid Test is a rapid test for the qualitative detection of antibodies to E. canis, E. chaffeensis, and/or E. ewingii in canine whole blood, serum or plasma.
•	The VetScan Feline FeLV/FIV Rapid Test is a rapid test for the detection of antibodies to Feline Immunodeficiency Virus and Antigen to Feline Leukemia Virus in feline whole blood, serum or plasma.
•	The VetScan Canine Heartworm Rapid Test is a rapid test for the qualitative detection of Dirofilaria immitis in canine or feline whole blood, serum or plasma.
•	The VetScan Canine Lyme Rapid Test is a rapid test for the qualitative detection of antibodies to Borrelia burgdorferi in canine whole blood, serum or plasma.
•	The VetScan Canine Parvovirus Rapid Test is a rapid test for the qualitative detection of canine parvovirus antigen in feces. It uses a unique combination of monoclonal antibodies that detects parvovirus antigens in feces, allowing the veterinarian to screen for and diagnose the infection.
•	The VetScan Giardia Rapid Test is a rapid test for the qualitative detection of Giardia cyst antigens in canine feces.

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

Sales and Marketing

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. We primarily sold our veterinary reference laboratory diagnostic and consulting services in the United States through our direct sales force. Our sales force is primarily located in the United States. Abaxis Europe GmbH, our wholly-owned subsidiary in Germany, markets and distributes diagnostic systems for medical and veterinary uses in the European markets. Abaxis Asia, our wholly-owned subsidiary in Hong Kong, markets and distributes diagnostic systems for medical and veterinary uses in the Asia Pacific markets. Sales and marketing expenses were $45.2 million, $42.5 million and $42.1 million, or 20%, 19% and 21% of our total revenues in fiscal 2017, 2016 and 2015, respectively. Starting in the third quarter of fiscal 2015, Abaxis UK, our wholly-owned subsidiary in the United Kingdom, distributes laboratory instrumentation and consumables to the veterinary profession in the United Kingdom. Abaxis UK was formed by our acquisition of Quality Clinical Reagents Limited and Trio Diagnostics (Ireland) Ltd in November 2014.

Distribution within North America

Medical Market

For our products in the human medical market, we employ primarily independent distributors to market our products. Starting in January 2013, we transitioned the majority of our medical product sales to Abbott as our exclusive distributor in the medical market. Pursuant to our Exclusive Agreement with Abbott (the “Abbott Agreement”), Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzers and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong). Effective September 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States. Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date. Abbott accounted for 10%, 10% and 11% of our total worldwide revenues in fiscal 2017, 2016 and 2015, respectively.

We will continue to sell and distribute these medical products outside of the market segments as to which Abbott has exclusive rights. Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls, contract research organizations and cruise ship lines.

Veterinary Market

For our products in the veterinary market, we employ a combination of direct sales and independent distributors. Veterinarians are served typically by local distributors, some with national affiliations. We work with various independent distributors to sell our instruments and consumable products. In the United States, our distributors include, among others, Henry Schein Animal Health, Merritt Veterinary Supplies, Inc., MWI Veterinary Supply, Inc. (“MWI”), Northeast Veterinary Supply, Patterson Companies, Inc. (including both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International in our second quarter of fiscal 2016) and Penn Veterinary Supply, Inc. In Canada, our distributors of veterinary products include Associated Veterinary Purchasing Co. Ltd., CDMV, Midwest Veterinary Purchasing Cooperative Ltd., Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited.

In September 2012, we entered into a non-exclusive distributor agreement with MWI. MWI accounted for 21%, 20% and 19% of our total worldwide revenues in fiscal 2017, 2016 and 2015, respectively. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc. Patterson Companies, Inc. accounted for 11% and 11% of our total worldwide revenues in fiscal 2017 and 2016, respectively. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry Schein Animal Health and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe. Henry Schein, Inc. accounted for 14% and 13% of our total worldwide revenues in fiscal 2017 and 2016, respectively.

In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (“VCA”), a veterinary hospital chain in North America that operates more than 700 animal hospitals. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America. In May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospital, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in April 2016 and was completed at the end of September 2016.

Distribution Outside of North America

Our medical and veterinary products are sold worldwide. For reporting purposes, we organize our operations outside of North America as follows: Europe and Asia Pacific and rest of the world. International revenues accounted for approximately 20%, 20% and 19% of our revenues in fiscal 2017, 2016 and 2015, respectively. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Internationally, we use primarily distributors who offer our medical or veterinary diagnostic products in certain countries and markets. Our international sales and marketing objectives include identifying and defining the market segments in each country by product and then focusing on specific objectives for each segment in each country. These specific objectives include modification and expansion of distribution and distributor training and monitoring to ensure the attainment of sales goals.

We currently have distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, the Netherlands, New Zealand, Portugal, Romania, Russia, Singapore, Spain, Switzerland, Turkey, the United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products. A discussion of the risks associated with our international revenues is included in Item 1A of this Annual Report. Revenues in Europe accounted for 14%, 14% and 15% of our total revenues for fiscal 2017, 2016 and 2015, respectively. Revenues in Asia Pacific and rest of the world accounted for 6%, 6% and 4% of our total revenues for fiscal 2017, 2016 and 2015, respectively.

Manufacturing and Suppliers

We manufacture our Piccolo and VetScan blood chemistry instruments and the associated reagent discs at our facility located in Union City, California. We utilize standardized manufacturing processes, quality control and cost reduction and inventory management programs for our manufacturing operations. We continue to review our operations and facilities in an effort to reduce costs, increase manufacturing capacity and increase efficiencies. Our manufacturing activities are concentrated in the following three primary areas:

•	Point-of-Care Blood Chemistry Instruments: Our Piccolo and VetScan systems employ a variety of components designed or specified by us, including a variable speed motor, microprocessors, a liquid crystal display, a printer, a spectrophotometer and other electronic components. These components are manufactured by several third-party suppliers that have been qualified and approved by us and then assembled by our contract manufacturers. The components are assembled at our facility into the finished product and completely tested to ensure that the finished product meets product specifications. Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from our single-source supplier, Hamamatsu Corporation. Our analyzers also use a printer that is primarily made by Advanced Printing Systems.
•	Reagent Discs: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by established injection-molding manufacturers. To achieve the precision required for accurate test results, the discs must be molded to very strict tolerances. To date, we have qualified two injection-molding manufacturers, Balda C. Brewer, and Nypro, Inc., a subsidiary of Jabil Circuit, to make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We assemble the reagent discs by loading the molded plastic discs with reagents and then ultrasonically welding together the top and bottom pieces.
•	Reagent Beads and Reagents: Our reagent discs contain dry reagent chemistry beads and diluents to perform blood analyses. Lateral flow rapid tests contain reagents and diluents necessary to perform blood analyses. We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted sample. We are dependent on the following companies as single source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics, Sigma Aldrich Inc. and Toyobo Specialties.

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

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products. SMB was recently acquired by Zoetis Inc.
•	i-STAT Analyzers and Cartridges: The VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products. We are subject to minimum purchase and minimum sales requirement if we want to maintain as an exclusive distributor of the related products. The initial term of the agreement ended in December 2014. After this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party.
•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier, SA Scientific Co., located in the United States.

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

Our principal competitors in the point-of-care human medical diagnostic market are Alere Inc., Alfa Wassermann S.P.A., Ortho Clinical Diagnostics, Inc. and F. Hoffmann-La Roche Ltd. Additionally, in certain segments of the human medical diagnostic market, we compete with Abbott’s i-STAT division. Many of our competitors in the human medical diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.

Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Idexx has a larger veterinary product and service offering than we do and a large sales infrastructure network and a well-established brand name.

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

As of March 31, 2017, we currently have received FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 17 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification process. The FDA may disagree with our assessment and require us to seek PMA approval or require us to meet significant postmarketing requirements.

Our Piccolo products are also subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). The current CLIA regulations divide laboratory tests into three categories: “waived,” “moderately complex” and “highly complex.” We currently offer Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel and Renal Function Panel tests under waived status, which permits personnel not subject to CLIA imposed training requirements to run the Piccolo chemistry analyzer using these tests and thus allows for marketing to more sites (doctors’ offices and other point-of-care environments that maintain a CLIA certificate of waiver) than our other products that are subject to the other categories. For example, six of the panels performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory, which requires a testing facility to be certified by the Centers for Medicare and Medicaid Services, or CMS, and meet the CLIA regulations. As a result, the market for these non-waived products is more limited.

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

USDA Licensure of Veterinary Biologics

Our rotor-based Canine Heartworm Antigen Test (“CHW”) and our lateral flow tests, including Canine Borrelia Burgdorferi Antibody Test Kit (rapid test for Lyme disease in dogs), Canine Ehrlichia Antibody Test Kit and Canine Anaplasma Test Kit, are regulated as veterinary biologics under the Virus, Serum, and Toxin Act of 1913. Both tests require licensure of both the product and manufacturing facilities. Biologics products are subject to more extensive testing to establish their purity, safety, potency, and efficacy and any failure to comply with the United States Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) Center for Veterinary Biologics (“CVB”) licensure or post-marketing approval requirements can result in the inability to obtain and maintain required licenses for our products and there can be no assurances that our products can be maintained to the required quality levels necessary to continue to market these products. In addition, we are currently developing additional tests that will be subject to CVB licensure as veterinary biologics and licensure under CVB cannot be assured for these products.

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

Research and Development

We are focused on the development of new products and on improvements to existing products. Research and development activities relate to development of new tests and test methods, clinical trials, product design and development, product improvements, optimization and enhancement of existing products and expenses related to regulatory and quality assurance.

Development of tests for point-of-care diagnostics will be targeted at specific applications based on fulfilling clinical needs. In September 2016, we completed the development of our connectivity product, the VetScan FUSE, which is currently in beta-testing. The VetScan FUSE is a web-based integration system that provides connectivity between our point-of-care diagnostic instruments and the veterinary practice management systems. During fiscal 2017, in the veterinary market, we also launched the following three reagent disc products, Electrolyte Plus, Preventative Care Profile Plus and Phenobarbital Panel, all of which are used in our VetScan chemistry analyzers.

As part of our product portfolio expansion strategies, during fiscal 2018, we expect to launch a new point-of-care urine sediment analyzer into the veterinary market, as well as a new point-of-care urine chemistry analyzer. Additionally, in fiscal 2018, we expect to launch the VetScan Canine Pancreatic Lipase Rapid Test, a rapid test for the detection of pancreas-specific lipase in canine serum or plasma.

Our research and development expenses, which consist of personnel costs, consulting expenses and materials and related expenses, were $19.8 million, $18.4 million and $16.3 million, or 9%, 8% and 8% of our total revenues, in fiscal 2017, 2016 and 2015, respectively. Research and development expense as a percentage of total revenues remained consistent over the same periods, reflecting our continued commitment to invest in long-term growth opportunities.

We anticipate that we will continue to make expenditures for research and development as we seek to provide new products to maintain and improve our competitive position. We will continue to develop new products that we believe will provide further opportunities for growth in the human medical and veterinary markets.

Patents, Proprietary Technologies and Licenses

Our products sold in both the medical and veterinary markets are based on complex, rapidly-developing technologies. These technologies are covered by patents that we own. Our practice is to obtain patent protection on our products and processes where possible.

We have pursued the development of a patent portfolio to protect our proprietary technology. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. As of March 31, 2017, 86 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 47 patents have been issued and 19 patents are currently active. The expiration dates of our active patents with the United States Patent and Trademark Office range from December 2017 to October 2034. In addition, we have 23 issued and active foreign patents and 65 foreign patent applications pending, of which one is a Patent Cooperation Treaty international application to be filed nationally in foreign countries.

We protect trade secrets, trademarks, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products.

In the future, we may enter into license agreements or other arrangements with third parties relating to various aspects of our products as necessary. In the past, some of our existing products were manufactured or sold under the terms of license agreements that required us to pay royalties to the licensor based on the sales of products containing the licensed technology. From January 2009 to February 2015, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace from Alere. The license agreement enabled us to develop and market products under rights from Alere in the animal health and laboratory animal research markets. Effective February 2015, we terminated our license agreement with Alere as the licensed patents that we used had expired. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms.

Employees

As of March 31, 2017, we had 584 full-time employees. None of our employees is covered by a collective bargaining agreement and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

For a description of our revenue and long-lived assets by geographic location, see Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report. See “Risk Factors” in Part I, Item 1A below for information regarding risks associated with our international operations.

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

Our principal competitors in the point-of-care human medical diagnostic market are Alere, Alfa Wassermann S.P.A., Ortho Clinical Diagnostics, Inc. and F. Hoffmann-La Roche Ltd. Additionally, in certain segments of the human medical diagnostic market, we compete with Abbott’s i-STAT division. Many of our competitors in the human medical diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.

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

Historically, in the veterinary market, we have marketed our VetScan products through both direct sales and distribution channels to veterinarians. We continue to develop new animal blood tests to expand our product offerings; however, we cannot be assured that these products will be accepted by the veterinary market. Any failure to achieve market acceptance with our current or future products would harm our business and financial condition. Moreover, we may identify new areas for serving our veterinary market customers and our offerings in these areas may not be accepted by the market or achieve our financial goals to increase revenues and profitability at acceptable levels. For example, we sold our AVRL business in March 2015, as it failed to perform to our expectations.

We need to successfully market additional products in the veterinary diagnostic market if we are to compete in that market.

We continue to develop products, such as VetScan FUSE, a web-based integration system that provides connectivity between our point-of-care diagnostic instruments and the veterinary practice management systems; a new point-of-care urine sediment and chemistry analyzers and new animal blood tests to expand our product offerings; however, we cannot be assured that these products will be accepted by the veterinary market. Any failure to achieve market acceptance with our current or future products would harm our business and financial condition.

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

As a result, it is likely that in some periods our operating results will not meet investor expectations or those of public market analysts. Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate because such changes reflect new information available to investors and analysts. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

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

We depend on limited or sole suppliers, many of whom we do not have long-term contracts with, and failure of our suppliers to provide the components or products to us could harm our business

We use several key components that are currently available from limited or sole sources as discussed below.

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from our single source supplier, Hamamatsu Corporation. Our analyzers also use a printer that is primarily made by Advanced Printing Systems. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Reagent Discs: Two injection-molding manufacturers, Balda C. Brewer and Nypro, Inc., a subsidiary of Jabil Circuit, currently make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.
•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the reagents and dry reagent chemistry beads that are either inserted in our reagent discs, lateral flow rapid tests or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics, Sigma Aldrich Inc. and Toyobo Specialties.

We market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.
•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products. SMB was recently acquired by Zoetis Inc.
•	i-STAT Analyzers and Cartridges: Our VetScan i-STAT analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products.
•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier, SA Scientific Co., located in the United States.

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

As of March 31, 2017, 86 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 47 patents have been issued and 19 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the medical device industries and clinical laboratories. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress may continue to consider subsequent legislation to replace or repeal elements of the ACA. Thus, the full future impact of the ACA on our business remains unclear.

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

In addition, governmental agencies may change their clearance or approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended March 31, 2017, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $47.20 to $55.02 per share and the closing sale price on March 31, 2017, was $48.50 per share. During the last eight fiscal quarters ended March 31, 2017, our stock price closed at a high of $64.56 per share on April 28, 2015 and a low of $38.65 per share on February 11, 2016. Many factors may affect the market price of our common stock, including:

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

We have operations outside of the United States. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

•	the increased complexity and costs inherent in managing international operations;
•	diverse regulatory and compliance requirements, and changes in those requirements that could restrict our or our distributors’ ability to manufacture, market or sell our products;
•	our limited knowledge of and relationships with distributors, contractors, suppliers or other parties in these areas;
•	political and economic instability;
•	diminished protection of intellectual property in some countries outside of the United States;
•	trade protection measures and import or export licensing requirements;
•	complexity and costs associated with staffing and managing international development and operations;
•	differing labor regulations and business practices;

•	potentially negative consequences from changes in or interpretations of tax laws;
•	changes in international medical reimbursement policies and programs;
•	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;
•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the Foreign Corrupt Practices Act (the “FCPA”); and
•	regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.

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

Additionally, our facilities include the following:

•	In Union City, California, we lease approximately 38,856 square feet of warehousing space expiring in fiscal 2026.
•	In Germany, we lease approximately 32,722 square feet of office and warehousing space expiring in fiscal 2025.
•	In the United Kingdom, we own approximately 2,600 square feet of office and warehousing space and we lease approximately 4,300 square feet of office and warehousing space expiring in fiscal 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ABAX.” The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2016 through March 31, 2017 as reported on the NASDAQ Global Select Market:

	Prices
	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
Quarter ended June 30	$47.58	$41.78	$64.95	$50.52
Quarter ended September 30	54.98	46.02	56.79	42.55
Quarter ended December 31	55.95	45.57	58.15	41.53
Quarter ended March 31	55.44	45.00	55.29	37.71

Holders

As of May 26, 2017, there were 22,654,000 shares of our common stock outstanding, held by 83 shareholders of record.

Dividends

During fiscal 2017, 2016 and 2015, our total quarterly dividend payout was $11.7 million, $10.0 million and $9.0 million, respectively. The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 22 to the Consolidated Financial Statements in Part II, Item 8 of this report.

On April 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.14 per share on our outstanding common stock to be paid on June 15, 2017 to all shareholders of record as of the close of business on June 1, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Issuer Purchases of Equity Securities

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program, for an aggregate of $97.3 million. As of March 31, 2017, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through March 31, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During fiscal 2017 and fiscal 2015, we did not repurchase any shares of our common stock. During fiscal 2016, we repurchased 325,000 shares of our common stock at a total cost of $13.0 million and an average per share cost including commission expense of $40.18. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Stock Performance Graph(1)

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five year period ended March 31, 2017. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2012 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index

	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017
Abaxis, Inc.	$100.00	$166.79	$137.04	$227.78	$162.78	$175.74
Russell 2000	$100.00	$116.30	$145.26	$157.19	$141.85	$179.03
NASDAQ Medical Equipment Securities	$100.00	$100.05	$116.56	$137.50	$139.14	$173.73
(1)	This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

Item 6. Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Abaxis for each year in the five year period ended March 31, 2017. The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statements of Income Data:
Continuing Operations:
Revenues	$227,220	$218,901	$202,593	$162,031	$180,878
Cost of revenues	101,375	95,649	93,623	78,081	79,903
Gross profit	125,845	123,252	108,970	83,950	100,975
Operating expenses:
Research and development	19,795	18,388	16,327	13,647	13,577
Sales and marketing	45,249	42,526	42,147	34,742	43,800
General and administrative	16,314	15,984	16,192	11,333	12,825
Gain from legal settlement	—	—	—	—	(17,250)
Total operating expenses	81,358	76,898	74,666	59,722	52,952
Income from operations	44,487	46,354	34,304	24,228	48,023
Interest and other income (expense), net	6,625	793	(1,262)	994	253
Income from continuing operations before income tax provision	51,112	47,147	33,042	25,222	48,276
Income tax provision	18,333	16,073	12,239	8,993	17,149
Income from continuing operations	$32,779	$31,074	$20,803	$16,229	$31,127
Net income per share from continuing operations:
Basic	$1.46	$1.37	$0.92	$0.73	$1.42
Diluted	$1.44	$1.36	$0.91	$0.72	$1.39
Discontinued Operations:
Loss from discontinued operations, net of tax	$(63)	$(3)	$(1,154)	$(2,044)	$(3,668)
Gain on sale of discontinued operations, net of tax	$—	$559	$7,682	$—	$—
Net income (loss) per share from discontinued operations:
Basic	$(0.01)	$0.03	$0.29	$(0.09)	$(0.17)
Diluted	$—	$0.02	$0.29	$(0.09)	$(0.16)
Consolidated Operations:
Net income	$32,716	$31,630	$27,331	$14,185	$27,459
Net income per share:
Basic	$1.45	$1.40	$1.21	$0.64	$1.25
Diluted	$1.44	$1.38	$1.20	$0.63	$1.23
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,515	22,661	22,497	22,270	21,946
Weighted average common shares outstanding - diluted	22,797	22,883	22,787	22,575	22,381
Cash dividends declared per share	$0.52	$0.44	$0.40	$—	$1.00

	Year Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheets Data(1):
Cash and cash equivalents	$91,332	$88,323	$107,015	$73,589	$54,910
Short-term investments	51,561	41,474	26,109	29,102	23,354
Working capital	199,735	183,026	168,576	148,553	132,944
Long-term investments	22,171	22,458	24,181	18,491	17,000
Total assets	305,646	271,380	269,064	217,380	201,763
Non-current liabilities	5,979	5,896	7,585	6,205	5,550
Total shareholders' equity	$266,224	$236,312	$220,194	$193,916	$176,194
(1)	Consolidated balance sheets data reported in the table includes continuing and discontinued operations.

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

We depend on a number of distributors in North America that distribute our VetScan products. In the United States veterinary market segment, we also rely on various independent regional distributors. In September 2012, we entered into a distribution agreement with MWI to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Companies, Inc. to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (VCA), a veterinary hospital chain in North America. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America that operates more than 700 animal hospitals. In May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospital, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we will provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in April 2016 and was completed at the end of September 2016.

Discontinued Operations

In March 2015, we entered into an asset purchase agreement with Antech pursuant to which we sold substantially all of the assets of our AVRL business to Antech. The transaction closed on March 31, 2015. We determined that our AVRL business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Accordingly, the historical financial statements appearing in this report have been revised to reflect this reclassification. Unless otherwise noted, references to revenues and expenses in this report are to our revenues and expenses excluding those from AVRL operations. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report for more information.

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

Overview of Financial Results

In fiscal 2017, total revenues were $227.2 million, an increase of 4% from fiscal 2016. The net increase in revenues was primarily attributable to revenues from consumable sales of $175.3 million, an increase of 6% over fiscal 2016, due to (a) an increase in the unit sales of medical discs due to an expanded instrument installed base, an increase in the unit sales hematology reagent kits primarily attributable to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017 and an increase in the unit sales of VetScan rapid tests. Revenues from instrument sales were $39.3 million, a decrease of 9% from fiscal 2016, due to (a) a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott and impacted by sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, in the third quarter of fiscal 2016 and (b) a decrease in the unit sales of VetScan hematology instruments sold to various distributors in North America.

Gross profit in fiscal 2017 was $125.8 million, an increase of 2% from fiscal 2016, primarily impacted by changes in the product mix in our veterinary market, primarily attributable to higher unit sales of VetScan hematology reagent kits and VetScan rapid tests.

Total operating expenses in fiscal 2017 were $81.4 million, an increase of $4.5 million, or 6%, from $76.9 million in fiscal 2016, primarily attributable to an increase in research and development spending and promotional and marketing expenses to support our growth in both North America and in the international markets, partially offset by a decrease in personnel-related expenses.

Net income for fiscal 2017 was $32.7 million, an increase of 3% from $31.6 million in fiscal 2016, primarily due to a net increase in revenues, discussed above, and a gain from the sale of an equity method investment of $3.8 million after tax, offset in part by an increase in operating expenses. Our diluted net income per share increased to $1.44 in fiscal 2017 from $1.38 in fiscal 2016. Our diluted net income per share from continuing operations increased to $1.44 in fiscal 2017 from $1.36 in fiscal 2016.

Cash, cash equivalents and investments increased by $12.8 million during fiscal 2017 to a total of $165.1 million at March 31, 2017. During fiscal 2017, operating cash flows were $33.2 million, an increase of $5.1 million compared to $28.1 million during fiscal 2016, primarily attributable to higher payments in fiscal 2016, related to accrued liabilities for bonus, taxes and discontinued operations recorded at the end of fiscal 2015. Key non-operating uses of cash during fiscal 2017 included payments of $3.0 million for an investment in a privately-held company, $10.2 million to purchase property and equipment, payments of $2.2 million made for tax withholdings related to net share settlements of restricted stock units and payment of $11.7 million in cash dividends to shareholders.

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

Abbott controls the marketing and sale of our primary medical products into most of the U.S. medical market and, accordingly, we are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. Should these efforts be unsuccessful, our business, financial condition and results of operations may be adversely affected. For example, during fiscal 2014, we were adversely impacted by the timing of purchases of our medical products sold to Abbott as it integrated our products into its sales process and sold its inventory, and in the third and fourth quarters of fiscal 2017, we were similarly negatively impacted by a reduction of orders from Abbott as a result of excess instrument inventory.

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

During fiscal 2017, in the North America veterinary market, we experienced a decrease in the unit sales of veterinary reagent discs sold, primarily attributable to a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory, as compared to the same period in fiscal 2016. As a result, this reduced our revenue growth and contributed to lower gross profit margins in the veterinary market. Looking forward, as we believe competition in the veterinary market will remain intense, we have implemented and intend to continue implementing new strategies to improve customer retention and monitor our installed base of customers and distribution inventory more closely. Additionally, we plan to continue to introduce new products that are designed to enhance our veterinary product portfolio. For example, in September 2016, we completed the development of our connectivity product, the VetScan FUSE, which is currently in beta-testing. The VetScan FUSE is a web-based integration system that provides connectivity between our point-of-care diagnostic instruments and the veterinary practice management systems. Additionally, in fiscal 2018, we expect to launch the VetScan Canine Pancreatic Lipase Rapid Test, as well as a new point-of-care urine sediment analyzer into the veterinary market in our fourth quarter of fiscal 2018, and a new point-of-care urine chemistry analyzer in our second quarter of fiscal 2018. See “Total Revenues – Continuing Operations within the Results of Operations” section below, for a further discussion regarding the change in total revenues in North America.

Critical Accounting Policies, Estimates and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and the sensitivity of these estimates to deviations in the assumptions used in making them. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, there can be no assurance that our actual results will not differ from these estimates.

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. Accordingly, actual results may differ materially from our estimates. The impact and any associated risks related to these policies on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Until March 2015, we offered customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory. We applied judgment in determining whether future discounts are significant and incremental. When the future discount offered was not considered significant and incremental, we did not account for the discount as an element of the original arrangement. To determine whether a discount was significant and incremental, we looked to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the multiple element arrangement approximated the discount typically provided in standalone sales, that discount is not considered incremental. During fiscal 2015, our customer incentive programs with future discounts were not significant and in fiscal 2017 and 2016 we did not offer any such incentives.

At March 31, 2017 and 2016, the current portion of deferred revenue was $1.4 million and $1.6 million, respectively, and the non-current portion of deferred revenue was $1.5 million and $2.3 million, respectively. Net current and non-current deferred revenue decreased by $1.0 million from March 31, 2016 to March 31, 2017, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments. In October 2013, we changed the standard warranty period on certain instruments from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services.

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

Lease Programs. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers. In the veterinary market, we may offer arrangements to end users for monthly payments of instruments and consumables purchases over a term of six years. Revenues related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative selling prices as prescribed by our revenue recognition policies described above. Lease elements generally include one or multiple veterinary instruments, while non-lease elements generally include the consumables related to the leased instrument.

We estimate the fair value of our leased products for the purposes of lease classification. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 840, Leases (“ASC 840”), we define the fair value of a leased product at lease inception as its normal selling price, reflecting any volume or discounts that may apply. We estimate the fair value of our leased products based upon transacted cash sales prices. Estimating the fair value of our leased products can be subjective and thus subject to significant judgment.

The present value of lease receivables, including accrued interest, was $9.1 million and $2.1 million, as of March 31, 2017 and 2016, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our consolidated balance sheets. Revenues from sales-type lease arrangements is recognized upon shipment of the products to the customer, assuming all other revenue recognition criteria have been met. Revenues from sales-type leases are presented as product revenue. Interest income is recognized monthly over the lease term using the effective-interest method.

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

•	Distributor Rebate Incentives. From time to time, we offer a customer sales incentive program, whereby distributors are offered a rebate upon meeting certain requirements. We recognize the rebate obligation as a reduction of revenue at the later of the date on which we sell the product or the date the program is offered. These customer sales incentive programs require management to estimate the rebate amounts to distributors who will qualify for the incentive during the promotional period. We record the estimated liability in other current accrued liabilities on our consolidated balance sheets. Management’s estimates are based on historical experience and the specific terms and conditions of the incentive programs.
•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

The following table summarizes the change in total accrued sales incentive programs (in thousands):

	Balance at Beginning of Year(1)	Provisions(2)	Payments	Balance at End of Year(1)
Year Ended March 31, 2017	$5,844	$8,520	$(6,829)	$7,535
Year Ended March 31, 2016	$5,865	$9,627	$(9,648)	$5,844
Year Ended March 31, 2015	$700	$10,230	$(5,065)	$5,865
(1)	Balance represent reserves related to volume-based incentives, included as an offset to accounts receivables in the consolidated balance sheets, and accruals for distributor rebate incentives and end-user rebates and discounts, included within current accrued liabilities in the consolidated balance sheets.
(2)	Provisions are net revenue reductions recorded and includes differences between estimates and actual incentives earned.

Significant components of our accrued sales incentive programs are as follows: Volume-based incentives charged to gross revenues in fiscal 2017, 2016 and 2015, amounted to $2.0 million, $1.9 million and $0.6 million, respectively. Distributor rebate incentives charged (reversed) in gross revenues in fiscal 2017, 2016 and 2015, amounted to $(0.3 million), $0.1 million and $4.9 million, respectively. End-user rebates and discounts charged to gross revenues in fiscal 2017, 2016 and 2015, amounted to $6.9 million, $7.6 million and $3.7 million, respectively.

Royalty Revenues. Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. Royalty revenues were not significant in fiscal 2017, 2016 and 2015.

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

In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. We regularly review the adequacy of the allowances for outstanding lease receivables either on an individual or a collective basis. When evaluating the lease receivables, we consider historical experience, credit quality and age of receivable balances, and economic conditions that may affect a customer’s ability to pay. Our ongoing consideration of all these factors could result in an increase in our allowance for loss on lease receivables in the future, which could adversely affect our operating results. Lease receivables are charged off at the point when they are considered uncollectible.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of March 31, 2017, our investments in cash equivalents, which we classified as available-for-sale, totaled $0.6 million, using Level 1 inputs because these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment because the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of March 31, 2017, our available-for-sale investments in corporate bonds and municipal bonds, totaled $7.0 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of March 31, 2017 and 2016, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At March 31, 2017, we also had $66.7 million in investments classified as held-to-maturity and carried at amortized cost.

Investments in Unconsolidated Affiliates. We use the equity method to account for our investments in entities that we do not control, but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of our investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. During fiscal 2017, 2016 and 2015, we have not recorded an impairment charge on our investments. At March 31, 2017 and 2016, our investments in unconsolidated affiliates totaled $2.9 million and $2.7 million, respectively.

In January 2017, we early adopted ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”), which eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for use of the equity method. See Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Effective October 2013, we prospectively changed our standard warranty obligations on certain instruments sold from three to five years. The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2017, 2016 and 2015.

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

As of March 31, 2017, our current portion of warranty reserves for instruments and reagent discs totaled $1.7 million and our non-current portion of warranty reserves for instruments totaled $2.7 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. Total change in accrued warranty reserve from March 31, 2017 to March 31, 2016, was primarily attributed to an increase in instruments in standard warranty and an increase in repair costs.

For fiscal 2017, 2016 and 2015, the provision for warranty expense related to instruments was $2.2 million, $1.2 million and $2.4 million, respectively. During fiscal 2016, we recorded an adjustment to pre-existing warranties of $0.2 million, which reduced our warranty reserves and our cost of revenues, based on our historical experience and our projected performance rate of instruments. The change in the provision for warranty expense related to instruments during fiscal 2017, as compared to fiscal 2016, was primarily attributable to an increase in the number of instruments under standard warranty. The change in the provision for warranty expense related to instruments during fiscal 2016, as compared to fiscal 2015, was primarily attributable to a decrease in the number of instruments under standard warranty. The increase in the provision for warranty expense related to instruments during fiscal 2015, as compared to fiscal 2014 was primarily attributable to an increase in the number of instruments under standard warranty.

For fiscal 2017, 2016 and 2015, the provision for warranty expense related to replacement of defective reagent discs was $0.4 million, $0.4 million and $0.2 million, respectively. The changes in the provision for warranty expense related to reagent discs was primarily due to our judgment of the estimated product failure rate of reagent discs under warranty.

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

Inventories. We state inventories at the lower of cost or market, cost being determined using standard costs which approximate actual costs using the first-in, first-out method. Inventories include material, labor and manufacturing overhead. We establish provisions for excess, obsolete and unusable inventories after evaluation of future demand of our products and market conditions. If future demand or actual market conditions are less favorable than those estimated by management or if a significant amount of the material were to become unusable, additional inventory write-downs may be required, which would have a negative effect on our operating income.

Intangible Assets. Intangible assets as of March 31, 2017 and 2016, which consists of customer relationships acquired in our in fiscal 2015 acquisition of QCR, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During fiscal 2017, 2016 and 2015, our changes in estimated useful life of intangible assets were not significant, except as noted below in “Valuation of Long-Lived Assets.”

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During fiscal 2017, 2016 and 2015, we recognized impairment charges on long-lived assets of $0, $13,000 and $1.9 million, respectively. The impairment charges on our long-lived assets in fiscal 2015 were related to the property and equipment and intangible assets of our AVRL business, which has been offset against the gain from the sale of AVRL on the consolidated statement of income for fiscal 2015.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2017 and 2016, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. In fiscal 2017, 2016 and 2015, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2017 and 2016, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of March 31, 2017, we had no unrecognized compensation expense related to stock options granted.

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

Restricted Stock Unit Awards (Time Vesting)

The fair value of restricted stock unit awards with only time-based vesting terms, which we refer to as RSUs, used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced by an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

Restricted Stock Unit Awards (Performance Vesting)

We also began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as PSUs, to our executive officers starting in fiscal 2013. PSUs consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors (the “Compensation Committee”). For PSUs, we recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of our PSUs used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In fiscal 2015, 2016 and 2017, the Compensation Committee approved the grant of PSUs described below. These PSUs vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of PSUs for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 PSUs”). The aggregate estimated grant date fair value of the FY2015 PSUs was $7.0 million based on the closing market price of our common stock on the date of grant. For the FY2015 PSUs, we determined that the performance targets were met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of PSUs for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 PSUs”). The aggregate estimated grant date fair value of the FY2016 PSUs was $10.3 million based on the closing market price of our common stock on the date of grant. For the FY2016 PSUs, we determined that the performance targets were met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs.

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our employees (the “FY2017 PSUs”), that contained the foregoing time-based and performance-based vesting terms, except that the PSUs granted to our Chief Executive Officer, Mr. Clinton Severson, vest as follows:

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

Approximately 84,000 and 68,000 shares of common stock of the FY2017 PSUs were granted with performance conditions subject to vesting in full upon achieving 100% and 90%, respectively, of the financial targets described above. The aggregate estimated grant date fair value of the FY2017 PSUs was $6.8 million based on the closing market price of our common stock on the date of grant. On January 25, 2017, the Compensation

Committee approved an amendment to our FY2017 PSUs so the performance vesting condition refers to the Company’s consolidated income from continuing operations before income tax provision, rather than consolidated income from operations. The service vesting condition and all other terms and conditions of our FY2017 PSUs were not changed.

On December 31, 2016, we reviewed each of the underlying performance targets related to the outstanding FY2017 PSUs and determined that it was not probable that the performance targets of the FY2017 PSUs would be met for the 84,000 shares of common stock. Consequently, upon our determination of non-achievement of the performance condition, with respect to achievement of 100% of the financial target in fiscal 2017, we reversed the cumulative share-based compensation expense related to the original awards in the third quarter of fiscal 2017, resulting in no share-based compensation expense recorded for these awards through December 31, 2016. Additional share-based compensation of $0.6 million would have been recorded during the nine months ended December 31, 2016 had the achievement of performance targets been deemed probable for the 84,000 shares of common stock.

On January 25, 2017, we evaluated the modification of the performance conditions for the FY2017 PSUs and determined that the performance conditions for the 84,000 shares of common stock was a Type III modification or “Improbable to Probable” pursuant to ASC 718 as the awards, on the date of modification, were no longer probable of being achieved in fiscal 2017. Because the 84,000 shares of common stock of the FY2017 PSUs granted were improbable of vesting prior to the modification of the performance conditions, the original grant date fair value is no longer used to measure compensation cost for the awards. In accordance with ASC 718, the fair value of the 84,000 shares of common stock of the modified FY2017 PSUs was re-measured with a measurement date of January 25, 2017, and an aggregate grant date fair value of $4.0 million. As we determined that the performance conditions of the modified award would be met for the 84,000 shares of common stock as of March 31, 2017, we recorded share-based compensation expense during fiscal 2017, ratably, beginning on January 25, 2017 over the vesting terms of the modified FY2017 PSUs.

For the remaining 68,000 shares of common stock of the FY2017 PSUs, we evaluated the modification of the performance conditions for the FY2017 PSUs and determined it was a Type I modification or “Probable to Probable” pursuant to ASC 718. Accordingly, we recorded share-based compensation expense during fiscal 2017, ratably, beginning on the original grant date over the vesting terms of the PSUs, as we determined that the performance targets approved by the Compensation Committee in April 2016 would be met.

Fiscal 2018 Performance RSUs. In April 2017, the Compensation Committee approved the grant of PSUs for 137,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2018 PSUs”).

•	50% of the shares subject to an award vest in full upon achieving 90% of a consolidated income from continuing operations before income tax provision target and continuous service until the third anniversary of the date of grant; and
•	50% of the shares subject to an award vest in full upon achieving 90% of a consolidated income from continuing operations before income tax provision target and continuous service until the fourth anniversary of the date of grant.

The aggregate estimated grant date fair value of the FY2018 PSUs was $6.3 million based on the closing market price of our common stock on the date of grant.

Share-based compensation expense has had a material impact on our earnings per share and on our consolidated financial statements for fiscal 2017, 2016 and 2015. The impact of share-based compensation expense on our consolidated financial results is disclosed in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this report. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future. As of March 31, 2017, our total unrecognized compensation expense related to RSUs and PSUs granted to employees and directors totaled $26.8 million, which expense is expected to be recognized over a weighted average service period of 1.7 to 1.9 years. Excluding forfeitures, we estimate expense recognition of RSUs and PSUs with time-based vesting criteria over the requisite service period of the award, for awards granted and unvested as of March 31, 2017 as follows: $12.8 million in fiscal 2018, $11.1 million in fiscal 2019, $7.1 million in fiscal 2020 and $1.4 million in fiscal 2021.

Results of Operations

Previously reported financial information has been revised to reflect the reclassification of our AVRL business within our veterinary market segment as discontinued operations. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion that follows, presents revenues by product category and represents our results from continuing operations during fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,			Change 2016 to 2017		Change 2015 to 2016
Revenues by Product Category	2017	2016	2015	Dollar Change	Percent Change	Dollar Change	Percent Change
Instruments(1)	$39,257	$43,042	$48,649	$(3,785)	(9)%	$(5,607)	(12)%
Percentage of total revenues	17%	20%	24%
Consumables(2)	175,346	165,025	144,446	10,321	6%	20,579	14%
Percentage of total revenues	77%	75%	71%
Other products(3)	12,617	10,760	9,348	1,857	17%	1,412	15%
Percentage of total revenues	6%	5%	5%
Product sales, net	227,220	218,827	202,443	8,393	4%	16,384	8%
Percentage of total revenues	100%	100%	100%
Development and licensing revenues	—	74	150	(74)	(100)%	(76)	(51)%
Percentage of total revenues	—%	<1%	<1%
Total revenues	$227,220	$218,901	$202,593	$8,319	4%	$16,308	8%
(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues by geographic region and represents our results from continuing operations during fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,			Change 2016 to 2017		Change 2015 to 2016
Revenues by Geographic Region	2017	2016	2015	Dollar Change	Percent Change	Dollar Change	Percent Change
North America	$181,853	$175,019	$163,308	$6,834	4%	$11,711	7%
Percentage of total revenues	80%	80%	81%
Europe	32,764	31,262	30,422	1,502	5%	840	3%
Percentage of total revenues	14%	14%	15%
Asia Pacific and rest of the world	12,603	12,620	8,863	(17)	—%	3,757	42%
Percentage of total revenues	6%	6%	4%
Total revenues	$227,220	$218,901	$202,593	$8,319	4%	$16,308	8%

Fiscal 2017 Compared to Fiscal 2016

North America. During fiscal 2017, total revenues in North America increased by 4%, or $6.8 million, as compared to fiscal 2016. The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 1%, or $0.1 million, primarily attributable to an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott.
•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 1%, or $0.7 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers resulting from an increase in sales-type lease agreements with our customers, partially offset by a decrease in the unit sales of veterinary reagent discs sold due to a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 9%, or $2.3 million, primarily attributable to an increase in the unit sales of hematology reagent kits due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017, partially offset by a decrease in the unit sales of VetScan hematology instruments sold to various distributors.
•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 6%, or $1.9 million, primarily attributable to an increase in revenues from VetScan rapid tests, due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Feline FeLV/FIV Rapid Test and the release of the VetScan VUE in the first quarter of fiscal 2017, an app-based automated rapid assay test reader used with our VetScan rapid tests.
•	Revenues from other products in North America increased by 25%, or $2.0 million, primarily attributable to an increase in other veterinary products sold.

Europe. During fiscal 2017, total revenues in Europe increased by 5%, or $1.5 million, as compared to fiscal 2016, primarily attributable to an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom, partially offset by a decrease in revenues from Piccolo chemistry analyzers sold to various distributors and the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the same period last year.

Asia Pacific and rest of the world. During fiscal 2017, total revenues in Asia Pacific and rest of the world remain unchanged from fiscal 2016. Revenues from Piccolo chemistry analyzers and medical reagent discs decreased by 39%, or $1.5 million, primarily attributable to the impact of sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, in the third quarter of fiscal 2016, partially offset by an increase in the unit sales of veterinary reagent discs to various distributors.

Significant concentrations. During fiscal 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 21%, 14%, 11% and 10%, respectively, of our total worldwide revenues. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry Schein, Inc. and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc.

Fiscal 2016 Compared to Fiscal 2015

North America. During fiscal 2016, total revenues in North America increased by 7%, or $11.7 million, as compared to fiscal 2015. The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 3%, or $0.6 million, primarily attributable to an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott, which were higher in the third quarter of fiscal 2015 due to the Ebola epidemic outbreak in late 2014.
•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 2%, or $1.9 million, primarily attributable to an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers. The increase was partially offset by (a) a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the prior period to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 8%, or $1.9 million, primarily attributable an increase in the unit sales of hematology reagent kits due to an expanded installed base of hematology instruments.
•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 31%, or $7.3 million, primarily attributable to (a) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (b) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (c) an increase in the sales of VetScan rapid tests resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015.

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

Fiscal 2017 Compared to Fiscal 2016

The following table and the discussion that follows presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for fiscal 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,				Change
	2017	Percent of Revenues(1)	2016	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$36,602	100%	$37,845	100%	$(1,243)	(3)%
Percentage of total revenues	16%		17%
Veterinary Market	186,661	100%	177,667	100%	8,994	5%
Percentage of total revenues	82%		81%
Other(2)	3,957		3,389		568	17%
Percentage of total revenues	2%		2%
Total revenues	227,220		218,901		8,319	4%
Cost of revenues:
Medical Market	19,909	54%	20,223	53%	(314)	(2)%
Veterinary Market	81,249	44%	75,296	42%	5,953	8%
Other(2)	217		130		87	67%
Total cost of revenues	101,375		95,649		5,726	6%
Gross profit:
Medical Market	16,693	46%	17,622	47%	(929)	(5)%
Veterinary Market	105,412	56%	102,371	58%	3,041	3%
Other(2)	3,740		3,259		481	15%
Gross profit	$125,845		$123,252		$2,593	2%
(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2017, total revenues in the medical market decreased by 3%, or $1.2 million, as compared to fiscal 2016. The change in the medical market segment was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers decreased by 38%, or $3.9 million, during fiscal 2017 as compared to fiscal 2016, primarily attributable to (a) a decrease in the unit sales of Piccolo chemistry analyzers sold in North America to Abbott, (b) a decrease in revenues from Piccolo chemistry analyzers sold to various distributors in Europe and (c) the impact of sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, in the third quarter of fiscal 2016.
•	Total revenues from medical reagent discs increased by 10%, or $2.6 million, during fiscal 2017 as compared to fiscal 2016, primarily attributable to an increase in the sales volume of medical reagent discs sold in North America to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 5%, or $0.9 million, during fiscal 2017 as compared to fiscal 2016. Gross profit percentages for the medical market segment during fiscal 2017 and 2016 were 46% and 47%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers, partially offset an increase in the unit sales of medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2017, total revenues in the veterinary market increased by 5%, or $9.0 million, as compared to fiscal 2016. The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments increased by less than 1%, or $0.1 million, during fiscal 2017 as compared to fiscal 2016. The increase was primarily attributable to an increase in the unit sales of VetScan chemistry analyzers in North America resulting from an increase in sales-type lease agreements with our customers and an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom, partially offset by a decrease in the unit sales of VetScan hematology instruments sold to various distributors in North America.
•	Total revenues from consumables in the veterinary market increased by 6%, or $7.8 million, during fiscal 2017 as compared to fiscal 2016, primarily attributable to an increase in the unit sales of hematology reagent kits sold in North America due to our supply agreement with Banfield Pet Hospitals starting in the first quarter of fiscal 2017 and an increase in revenues from VetScan rapid tests, primarily due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kits and VetScan Feline FeLV/FIV Rapid Tests and the release of the VetScan VUE in the first quarter of fiscal 2017, an app-based automated rapid assay test reader used with our VetScan rapid tests. These increases were partially offset by a decrease in the unit sales of veterinary reagent discs sold in North America due to a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory.
•	Total revenues from other products in the veterinary market increased by 20%, or $1.1 million, during fiscal 2017 as compared to fiscal 2016, primarily attributable to an increase in other veterinary products sold in North America.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 3%, or $3.0 million, during fiscal 2017 as compared to fiscal 2016. Gross profit percentages for the veterinary market segment during fiscal 2017 and 2016 were 56% and 58%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates, partially offset by a decrease in the average selling prices of VetScan chemistry analyzers, VetScan hematology instruments and VetScan hematology reagent kits. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during fiscal 2017, as compared to fiscal 2016.

Fiscal 2016 Compared to Fiscal 2015

The following table and the discussion that follows presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for fiscal 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,				Change
	2016	Percent of Revenues(1)	2015	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$37,845	100%	$35,364	100%	$2,481	7%
Percentage of total revenues	17%		17%
Veterinary Market	177,667	100%	164,018	100%	13,649	8%
Percentage of total revenues	81%		81%
Other(2)	3,389		3,211		178	6%
Percentage of total revenues	2%		2%
Total revenues	218,901		202,593		16,308	8%
Cost of revenues:
Medical Market	20,223	53%	18,905	53%	1,318	7%
Veterinary Market	75,296	42%	74,577	45%	719	1%
Other(2)	130		141		(11)	(8)%
Total cost of revenues	95,649		93,623		2,026	2%
Gross profit:
Medical Market	17,622	47%	16,459	47%	1,163	7%
Veterinary Market	102,371	58%	89,441	55%	12,930	14%
Other(2)	3,259		3,070		189	6%
Gross profit	$123,252		$108,970		$14,282	13%
(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

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

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 7%, or $1.2 million, during fiscal 2016 as compared to fiscal 2015. Gross profit percentages for the medical market segment during fiscal 2016 and 2015 were 47% and 47%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in the unit sales of medical reagent discs, partially offset by lower average selling prices of Piccolo chemistry analyzers. The gross profit percentage was impacted by an increase in the unit sales of medical reagent discs, which have a higher margin contribution.

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

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 14%, or $12.9 million, during fiscal 2016 as compared to fiscal 2015. Gross profit percentages for the veterinary market segment during fiscal 2016 and 2015 were 58% and 55%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the unit sales of veterinary reagent discs, VetScan hematology reagent kits and VetScan rapid tests and (b) lower manufacturing costs of veterinary reagent discs. The increase in gross profit percentage was impacted by changes in our product mix and an increase in the unit sales of veterinary reagent discs, which have a higher margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during fiscal 2016, as compared to fiscal 2015.

Cost of Revenues – Continuing Operations

The following table and the discussion that follows presents our cost of revenues and represents our results from continuing operations for fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,			Change 2016 to 2017		Change 2015 to 2016
	2017	2016	2015	Dollar Change	Percent Change	Dollar Change	Percent Change
Cost of revenues	$101,375	$95,649	$93,623	$5,726	6%	$2,026	2%
Percentage of total revenues	45%	44%	46%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Fiscal 2017 Compared to Fiscal 2016

The increase in cost of revenues, in absolute dollars, during fiscal 2017, as compared to fiscal 2016, was impacted by an increase in the unit sales of medical reagent discs, VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates. Cost of revenues, as a percentage of total revenues, during fiscal 2017 as compared to fiscal 2016, was primarily due to changes in our product mix.

Fiscal 2016 Compared to Fiscal 2015

The increase in cost of revenues, in absolute dollars, during fiscal 2016, as compared to fiscal 2015, was primarily attributable to an increase in the unit sales of medical and veterinary reagent discs and VetScan rapid tests, partially offset by a decrease in the unit sales of Piccolo and VetScan chemistry analyzers. The decrease in cost of revenues, as a percentage of total revenues, during fiscal 2016 as compared to fiscal 2015, was primarily due to changes in our product mix and an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

For our manufacturing operations, while we have an ongoing cost improvement program to reduce material and component costs and are implementing design changes and process improvements, any cost reductions and design and process improvements may be partially offset by increases in other manufacturing costs in subsequent periods.

Gross Profit – Continuing Operations

The following table and the discussion that follows presents our gross profit and represents our results from continuing operations for fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,			Change 2016 to 2017		Change 2015 to 2016
	2017	2016	2015	Dollar Change	Percent Change	Dollar Change	Percent Change
Total gross profit	$125,845	$123,252	$108,970	$2,593	2%	$14,282	13%
Total gross margin	55%	56%	54%

Fiscal 2017 Compared to Fiscal 2016

Gross profit in fiscal 2017 increased by 2%, or $2.6 million, as compared to fiscal 2016, primarily attributable to an increase in the unit sales of medical reagent discs, VetScan chemistry analyzers, VetScan hematology reagent kits and VetScan rapid tests and lower manufacturing costs on VetScan hematology instruments due in part to fluctuations in the Euro exchange rates, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers and a decrease in the average selling prices of VetScan chemistry analyzers, VetScan hematology instruments and VetScan hematology reagent kits. The gross profit percentage was impacted by changes in our product mix in the veterinary market.

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

Research and Development – Continuing Operations

The following table and the discussion that follows presents our research and development expenses and represents our results from continuing operations for fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,			Change 2016 to 2017		Change 2015 to 2016
	2017	2016	2015	Dollar Change	Percent Change	Dollar Change	Percent Change
Research and development expenses	$19,795	$18,388	$16,327	$1,407	8%	$2,061	13%
Percentage of total revenues	9%	8%	8%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products and expenses related to regulatory and quality assurance. Our research and development expenses include a mix of internal development and external collaboration efforts.

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

Fiscal 2017 Compared to Fiscal 2016

Research and development expenses increased by 8%, or $1.4 million, in fiscal 2017 as compared to fiscal 2016. The increase was primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during fiscal 2017 and 2016 was $2.3 million and $2.1 million, respectively.

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

We anticipate the dollar amount of research and development expenses to increase in fiscal 2018 from fiscal 2017 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows presents our sales and marketing expenses and represents our results from continuing operations for fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,			Change 2016 to 2017		Change 2015 to 2016
	2017	2016	2015	Dollar Change	Percent Change	Dollar Change	Percent Change
Sales and marketing expenses	$45,249	$42,526	$42,147	$2,723	6%	$379	1%
Percentage of total revenues	20%	19%	21%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Fiscal 2017 Compared to Fiscal 2016

Sales and marketing expenses in fiscal 2017 increased by 6%, or $2.7 million, as compared to fiscal 2016, primarily attributable to increased costs related to headcount and promotional and marketing spending to support our growth in both North America and internationally. Share-based compensation expense included in sales and marketing expenses during fiscal 2017 and 2016 was $2.9 million and $3.0 million, respectively.

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

General and Administrative – Continuing Operations

The following table and the discussion that follows presents our general and administrative expenses and represents our results from continuing operations for fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,			Change 2016 to 2017		Change 2015 to 2016
	2017	2016	2015	Dollar Change	Percent Change	Dollar Change	Percent Change
General and administrative expenses	$16,314	$15,984	$16,192	$330	2%	$(208)	(1)%
Percentage of total revenues	7%	7%	8%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Fiscal 2017 Compared to Fiscal 2016

General and administrative expenses in fiscal 2017 increased by 2%, or $0.3 million, as compared to fiscal 2016, primarily attributable to increased spending on professional services to support our growing operations, partially offset by a decrease in personnel costs related to employee bonus expense based on meeting lower company performance targets during fiscal 2017 and share-based compensation expense. Share-based compensation expense included in general and administrative expenses during fiscal 2017 and 2016 was $4.4 million and $4.6 million, respectively.

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

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows presents our interest and other income (expense), net and represents our results from continuing operations for fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,			Change
	2017	2016	2015	2016-2017	2015-2016
Interest and other income (expense), net	$6,625	$793	$(1,262)	$5,832	$2,055

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of investments in unconsolidated affiliates.

Fiscal 2017 Compared to Fiscal 2016

Interest and other income (expense), net increased in fiscal 2017, as compared to fiscal 2016, primarily attributable to a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment, SMB. See Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Fiscal 2016 Compared to Fiscal 2015

Interest and other income (expense), net primarily consisted of foreign currency gains and (losses) of $0.1 million and $(1.8 million) for fiscal 2016 and fiscal 2015, respectively, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows presents our income tax provision and represents our results from continuing operations for fiscal 2017, 2016 and 2015 (in thousands, except percentages):

	Year Ended March 31,
	2017	2016	2015
Income tax provision	$18,333	$16,073	$12,239
Effective tax rate	36%	34%	37%

Fiscal 2017 Compared to Fiscal 2016

For fiscal 2017 and 2016, our income tax provision was $18.3 million, based on an effective tax rate of 36%, and $16.1 million, based on an effective tax rate of 34%, respectively. The dollar increase in the income tax provision during fiscal 2017, as compared to fiscal 2016, was attributable to higher pre-tax income. The increase in the effective tax rate during fiscal 2017, as compared to fiscal 2016, was primarily attributable to lower foreign tax credits during fiscal 2017 and the impact of the benefit from the retroactive reinstatement of the federal research credit on December 18, 2015, when the federal research credit was permanently extended, retroactive to January 1, 2015.

We expect our effective tax rate will be approximately 36% for federal, foreign and various state tax jurisdictions in fiscal 2018, compared to an effective tax rate of 36% in fiscal 2017.

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

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. We did not have any unrecognized tax benefits as of March 31, 2017 and March 31, 2016. During fiscal 2017, 2016 and 2015, we did not recognize any interest or penalties related to unrecognized tax benefits. During fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015. As of March 31, 2017, there had been no proposed assessments and we are unable to estimate the range of possible outcomes at this time.

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

Results from discontinued operations, net of tax, were net losses of $63,000, $3,000 and $1.2 million in fiscal 2017, 2016 and 2015, respectively. See Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at March 31, 2017, 2016 and 2015, (in thousands, except percentages):

	March 31,
	2017	2016	2015
Cash and cash equivalents	$91,332	$88,323	$107,015
Short-term investments	51,561	41,474	26,109
Long-term investments	22,171	22,458	24,181
Total cash, cash equivalents and investments	$165,064	$152,255	$157,305
Percentage of total assets	54%	56%	58%

At March 31, 2017, we had net working capital of $199.7 million compared to $183.0 million at March 31, 2016.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during fiscal 2017, 2016 and 2015 were as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Net cash provided by operating activities	$33,152	$28,056	$36,396
Net cash provided by (used in) investing activities	(15,903)	(20,237)	10,093
Net cash used in financing activities	(13,619)	(26,627)	(10,962)
Effect of exchange rate changes on cash and cash equivalents	(621)	116	(2,101)
Net increase (decrease) in cash and cash equivalents	$3,009	$(18,692)	$33,426

Cash and cash equivalents at March 31, 2017 were $91.3 million compared to $88.3 million at March 31, 2016. The increase in cash and cash equivalents during fiscal 2017 was primarily due to net cash provided by operating activities of $33.2 million, proceeds from maturities and redemptions of investments of $46.4 million and proceeds from sale of an equity method investment of $8.5 million. These increases were partially offset by purchases of investments of $56.9 million, purchases of property and equipment of $10.2 million, an investment in a privately-held company of $3.0 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.2 million and payment of cash dividends totaling $11.7 million.

Our consolidated statements of cash flows includes the effect of exchange rate changes on cash and cash equivalents and the net gains (losses) arising from transactions denominated in a currency other than the functional currency of a location and the remeasurement of assets and liabilities of our wholly-owned subsidiaries, using the U.S. dollar as the functional currency.

Cash Flows from Operating Activities

During fiscal 2017, we generated $33.2 million in cash from operating activities, compared to $28.1 million in fiscal 2016. The cash provided by operating activities during fiscal 2017 was primarily the result of net income of $32.7 million during fiscal 2017, adjusted for the effects of non-cash adjustments including depreciation and amortization of $7.3 million and share-based compensation expense of $11.1 million, partially offset by a decrease of $0.3 million related to excess tax benefits from share-based awards and the following changes in assets and liabilities.

•	Receivables, net increased by $5.4 million, from $35.1 million as of March 31, 2016 to $40.6 million as of March 31, 2017, primarily attributable to the timing of collections activities during the fourth quarter of fiscal 2017.

•	Inventories increased by $3.9 million from $35.1 million as of March 31, 2016 to $39.0 million as of March 31, 2017, primarily due to an increase in the inventory levels of our finished goods as of March 31, 2017.
•	Prepaid expenses and other current assets decreased by $1.4 million, from $6.4 million as of March 31, 2016 to $5.0 million as of March 31, 2017, primarily attributable to the timing of estimated income taxes.
•	Current net deferred tax assets increased by $0.8 million, from $4.8 million as of March 31, 2016 to $5.6 million as of March 31, 2017, primarily as a result of an increase in the deferred tax credit for intercompany elimination of profits included in inventory.
•	Non-current net deferred tax assets increased by $0.5 million, from $3.9 million as of March 31, 2016 to $4.4 million as of March 31, 2017, primarily as a result of the timing for the deduction of share-based compensation expenses.
•	Other assets increased by $5.7 million from $2.0 million as of March 31, 2016 to $7.6 million, as of March 31, 2017, primarily attributable to long-term receivables due to sales-type lease agreements with our customers.
•	Accrued payroll and related expenses increased by $1.3 million, from $8.3 million as of March 31, 2016 to $9.6 million as of March 31, 2017, primarily attributable to the timing of quarterly bonus qualifiers achieved and payments in fiscal 2017.
•	Accrued taxes increased by $1.0 million, from $1.1 million as of March 31, 2016 to $2.2 million as of March 31, 2017, primarily due to the timing of estimated income tax payments.
•	Other accrued liabilities, current, increased by $1.6 million, from $9.4 million as of March 31, 2016 to $11.0 million as of March 31, 2017 and other liabilities, non-current, increased by $0.4 million, from $0.9 million as of March 31, 2016 to $1.3 million as of March 31, 2017. The net current and non-current other liabilities increased primarily attributable to an increase in liabilities related to the types of customer sales incentive programs offered during a promotional period, partially offset by our installment payment obligation related to our November 2014 acquisition of QCR and Trio.
•	As of March 31, 2017 and 2016, the current portion of deferred revenue was $1.4 million and $1.6 million, respectively, and the non-current portion of deferred revenue was $1.5 million and $2.3 million, respectively. Net current and non-current deferred revenue decreased by $1.0 million from March 31, 2016 to March 31, 2017, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments. In October 2013, we prospectively changed the standard warranty obligations on certain instruments sold from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.
•	As of March 31, 2017 and 2016, the current portion of warranty reserve was $1.7 million and $1.3 million, respectively, and the non-current portion of warranty reserve was $2.7 million and $1.9 million, respectively. Net current and non-current warranty reserve increased by $1.2 million. The change in current and non-current warranty reserve from March 31, 2016 to March 31, 2017 is primarily due to an increase in the number of instruments in standard warranty and an increase in estimated repair costs. Warranty reserve is primarily based on our standard warranty obligations on certain instruments from three to five years and is estimated based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during fiscal 2017 totaled $15.9 million, compared to net cash used of $20.2 million during fiscal 2016. Changes in net cash used in investing activities were attributable to the following:

•	Cash used in investing activities during fiscal 2017 was primarily due to purchases of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds totaling $56.9 million during fiscal 2017. The cash used in investing activities was partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds of $46.4 million during fiscal 2017.
•	Cash proceeds from the sale of a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) of $8.5 million during fiscal 2017. In connection with the sale, we recorded a pre-tax gain of $6.1 million ($3.8 million after tax) during fiscal 2017.
•	Our capital expenditures totaled $10.2 million during fiscal 2017. Purchases of capital equipment primarily relate to increasing our manufacturing capacity, support our growth and transfers of equipment from inventory to property and equipment, primarily attributable to our instrument rental program. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.
•	Cash used in our investment in a privately-held company was $3.0 million during fiscal 2017.
•	Cash used to satisfy our installment payment obligation of $0.8 million during fiscal 2017 related to our November 2014 acquisition of QCR and Trio.

Cash Flows from Financing Activities

Net cash used in financing activities during fiscal 2017 totaled $13.6 million, compared to net cash used of $26.6 million during fiscal 2016. Cash used in financing activities during fiscal 2017 was primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.2 million and cash dividend payments of $11.7 million, offset in part by net cash provided by financing activities from excess tax benefits from share-based awards of $0.3 million.

Dividend Payments

During fiscal 2017, 2016 and 2015, our total quarterly dividend payout was $11.7 million, $10.0 million and $9.0 million, respectively. The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 22 to the Consolidated Financial Statements in Part II, Item 8 of this report.

On April 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.14 per share on our outstanding common stock to be paid on June 15, 2017 to all shareholders of record as of the close of business on June 1, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program for an aggregate of $97.3 million. As of March 31, 2017, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through March 31, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During fiscal 2017 and fiscal

2015, we did not repurchase any shares of our common stock. During fiscal 2016, we repurchased 325,000 shares of our common stock at a total cost of $13.0 million and an average per share cost including commission expense of $40.18. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

As of March 31, 2017, our contractual obligations for succeeding fiscal years are as follows (in thousands):

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	After 2022
Long-term debt obligations	$415	$118	$220	$77	$—
Operating lease obligations	25,375	2,694	5,347	5,509	11,825
Purchase obligations	5,555	5,555	—	—	—
Total	$31,345	$8,367	$5,567	$5,586	$11,825

Long-term Debt Obligations. Long-term debt obligations include current and non-current portion of long-term debt and interest payments associated with notes payable to the Community Redevelopment Agency of the City of Union City. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Operating Lease Obligations. Operating lease obligations comprised our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2018 through fiscal 2026. Our principal facilities located in Union City, California are leased under a non-cancelable operating lease agreement, which expires in fiscal 2026. See Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Purchase Obligations. Our purchase commitments comprise of supply and inventory related agreements. See Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Contingencies

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks related to changes in interest rates and foreign currency rates and investment in a privately held company. As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At March 31, 2017, our short-term and long-term investments totaled $51.6 million and $22.2 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive loss, net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at March 31, 2017, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of March 31, 2017, we had $66.7 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at March 31, 2017 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of March 31, 2017, our investments classified as available-for-sale totaled $7.0 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2017, 2016 and 2015.

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

The functional currency of our wholly-owned subsidiaries is in U.S. dollars. Foreign currency denominated account balances of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. The effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our consolidated statements of income. For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables. During fiscal 2017, our revenues were negatively impacted by foreign currency exchange rates, which reduced revenues by approximately $1.9 million, compared to the prior fiscal year. Continued change in the values of the Euro, the British pound sterling and other foreign currencies against the U.S. Dollar could have an impact on our business, financial condition and results of operations.

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the year ended March 31, 2017. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investments in Privately Held Companies

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment was recorded in “Investments in unconsolidated affiliates” in our consolidated balance sheets and we used the equity method to account for our investment in this entity because we did not control it, but had the ability to exercise significant influence over it. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during fiscal 2017.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment was initially recorded under the under the cost method as we did not exercise significant influence over the investee’s operating or financial activities. The investment is inherently risky and we could lose our entire investment in this company. To date, we have not recorded an impairment charge on this investment. In January 2017, we entered into a letter agreement with our investee. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we will pay a total of up to $1.5 million to the investee, in the form of an upfront payment of $0.3 million in January 2017, and any remaining obligation to the investee is contingent upon the achievement of certain development milestones. As a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control, we accounted for our investment using the equity method on a prospective basis beginning in January 2017 based on our early adoption of ASU 2016-07.

Item 8. Financial Statements and Supplementary Data

ABAXIS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. and its subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. and its subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2017, expressed an unqualified opinion thereon.

/s/ BPM LLP

San Jose, California
May 30, 2017

ABAXIS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
ASSETS	2017	2016
Current assets:
Cash and cash equivalents	$91,332	$88,323
Short-term investments	51,561	41,474
Receivables (net of allowances of $272 in 2017 and $479 in 2016)	40,568	35,148
Inventories	39,010	35,131
Prepaid expenses and other current assets	4,997	6,351
Net deferred tax assets, current	5,644	4,810
Current assets of discontinued operations	66	961
Total current assets	233,178	212,198
Long-term investments	22,171	22,458
Investments in unconsolidated affiliates	2,850	2,705
Property and equipment, net	34,260	26,842
Intangible assets, net	1,171	1,324
Net deferred tax assets, non-current	4,392	3,903
Other assets	7,624	1,950
Total assets	$305,646	$271,380
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,517	$7,292
Accrued payroll and related expenses	9,606	8,349
Accrued taxes	2,151	1,145
Current liabilities of discontinued operations	85	112
Other accrued liabilities	11,006	9,393
Deferred revenue	1,415	1,600
Warranty reserve	1,663	1,281
Total current liabilities	33,443	29,172
Non-current liabilities:
Deferred revenue	1,460	2,274
Warranty reserve	2,695	1,927
Net deferred tax liabilities	234	384
Notes payable, less current portion	278	379
Other non-current liabilities	1,312	932
Total non-current liabilities	5,979	5,896
Total liabilities	39,422	35,068
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2017 and 2016	—	—
Common stock, no par value: 35,000,000 shares authorized; 22,540,000 and 22,408,000 shares issued and outstanding in 2017 and 2016, respectively	135,932	127,016
Retained earnings	130,304	109,303
Accumulated other comprehensive loss	(12)	(7)
Total shareholders' equity	266,224	236,312
Total liabilities and shareholders' equity	$305,646	$271,380

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015
Revenues	$227,220	$218,901	$202,593
Cost of revenues	101,375	95,649	93,623
Gross profit	125,845	123,252	108,970
Operating expenses:
Research and development	19,795	18,388	16,327
Sales and marketing	45,249	42,526	42,147
General and administrative	16,314	15,984	16,192
Total operating expenses	81,358	76,898	74,666
Income from operations	44,487	46,354	34,304
Interest and other income (expense), net	6,625	793	(1,262)
Income from continuing operations before income tax provision	51,112	47,147	33,042
Income tax provision	18,333	16,073	12,239
Income from continuing operations	32,779	31,074	20,803
Discontinued operations (Note 3)
Loss from discontinued operations, net of tax	(63)	(3)	(1,154)
Gain on sale of discontinued operations, net of tax	—	559	7,682
Net income	$32,716	$31,630	$27,331
Net income per share:
Basic
Continuing operations	$1.46	$1.37	$0.92
Discontinued operations	(0.01)	0.03	0.29
Basic net income per share	$1.45	$1.40	$1.21
Diluted
Continuing operations	$1.44	$1.36	$0.91
Discontinued operations	—	0.02	0.29
Diluted net income per share	$1.44	$1.38	$1.20
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,515	22,661	22,497
Weighted average common shares outstanding - diluted	22,797	22,883	22,787
Cash dividends declared per share	$0.52	$0.44	$0.40

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended March 31,
	2017	2016	2015
Net income	$32,716	$31,630	$27,331
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(8)	2	(5)
Tax provision (benefit) on other comprehensive income (loss)	(3)	1	(2)
Other comprehensive income (loss), net of tax	(5)	1	(3)
Comprehensive income	$32,711	$31,631	$27,328

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2014	22,308,000	$124,603	$69,318	$(5)	$193,916
Common stock issued under stock option exercises	2,000	31	—	—	31
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	203,000	(3,026)	—	—	(3,026)
Warrant exercises	26,000	78	—	—	78
Dividends to shareholders	—	—	(9,006)	—	(9,006)
Share-based compensation	—	9,759	—	—	9,759
Compensation expense recognized on accelerated vesting of warrants	—	168	—	—	168
Excess tax benefits from share-based awards and other tax adjustments	—	946	—	—	946
Net income	—	—	27,331	—	27,331
Other comprehensive income (loss), net of tax	—	—	—	(3)	(3)
Balances at March 31, 2015	22,539,000	132,559	87,643	(8)	220,194
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	190,000	(5,250)	—	—	(5,250)
Warrant exercises	4,000	12	—	—	12
Repurchases of common stock, net	(325,000)	(13,040)	—	—	(13,040)
Dividends to shareholders	—	—	(9,970)	—	(9,970)
Share-based compensation	—	11,114	—	—	11,114
Excess tax benefits from share-based awards and other tax adjustments	—	1,621	—	—	1,621
Net income	—	—	31,630	—	31,630
Other comprehensive income (loss), net of tax	—	—	—	1	1
Balances at March 31, 2016	22,408,000	127,016	109,303	(7)	236,312
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	132,000	(2,234)	—	—	(2,234)
Dividends to shareholders	—	—	(11,715)	—	(11,715)
Share-based compensation	—	11,126	—	—	11,126
Excess tax benefits from share-based awards and other tax adjustments	—	24	—	—	24
Net income	—	—	32,716	—	32,716
Other comprehensive income (loss), net of tax	—	—	—	(5)	(5)
Balances at March 31, 2017	22,540,000	$135,932	$130,304	$(12)	$266,224

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$32,716	$31,630	$27,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,340	6,697	8,486
Investment premium amortization, net	666	1,180	635
Gain on sale of discontinued operations, net of tax	—	(559)	(7,682)
Net loss on disposals of property and equipment	115	103	8
Impairment loss of intangible assets	—	13	—
Foreign exchange (gain) loss	627	(149)	1,794
Share-based compensation expense	11,079	11,100	9,787
Excess tax benefits from share-based awards	(330)	(1,621)	(961)
Deferred income taxes	(1,319)	1,317	(3,954)
Equity in net (income) loss of unconsolidated affiliates	184	(22)	(37)
Gain on sale of equity method investment	(6,053)	—	—
Changes in assets and liabilities:
Receivables, net	(4,564)	(4,914)	(1,306)
Inventories	(8,184)	74	(10,135)
Prepaid expenses and other current assets	1,386	(1,912)	787
Other assets	(5,674)	(1,829)	(55)
Accounts payable	238	(443)	116
Accrued payroll and related expenses	1,257	(3,081)	6,776
Accrued taxes	760	(4,065)	(1,294)
Other liabilities	2,757	(4,848)	5,514
Deferred revenue	(999)	(667)	(702)
Warranty reserve	1,150	52	1,288
Net cash provided by operating activities	33,152	28,056	36,396
Cash flows from investing activities:
Purchases of available-for-sale investments	(4,401)	(2,731)	—
Purchases of held-to-maturity investments	(52,513)	(61,049)	(36,804)
Proceeds from maturities and redemptions of available-for-sale investments	4,300	—	6,498
Proceeds from maturities and redemptions of held-to-maturity investments	42,140	48,959	26,969
Purchases of property and equipment	(10,171)	(5,185)	(6,077)
Proceeds from disposals of property and equipment	—	—	25
Acquisitions, net of cash acquired	(785)	(1,131)	(618)
Cash paid for investment in unconsolidated affiliate	(2,999)	—	—
Proceeds from sale of equity method investment	8,526	—	—
Proceeds from sale of discontinued operations	—	900	20,100
Net cash provided by (used in) investing activities	(15,903)	(20,237)	10,093
Cash flows from financing activities:
Proceeds from the exercise of stock options	—	—	31
Tax withholdings related to net share settlements of restricted stock units	(2,234)	(5,250)	(3,026)
Excess tax benefits from share-based awards	330	1,621	961
Repurchases of common stock	—	(13,040)	—
Proceeds from the exercise of warrants	—	12	78
Dividends paid	(11,715)	(9,970)	(9,006)
Net cash used in financing activities	(13,619)	(26,627)	(10,962)
Effect of exchange rate changes on cash and cash equivalents	(621)	116	(2,101)
Net increase (decrease) in cash and cash equivalents	3,009	(18,692)	33,426
Cash and cash equivalents at beginning of year	88,323	107,015	73,589
Cash and cash equivalents at end of year	$91,332	$88,323	$107,015
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$16,901	$19,927	$15,888
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(5)	$1	$(3)
Transfers of equipment between inventory and property and equipment, net	$4,549	$987	$2,295
Net change in capitalized share-based compensation	$47	$14	$(29)
Common stock withheld for employee taxes in connection with share-based compensation	$2,234	$5,250	$3,026
Repayment of notes payable by credits from municipal agency	$101	$101	$101
Settlement of preexisting business relationship in connection with acquisition	$—	$—	$931
Installment payment obligation accrued related to acquisition	$—	$—	$2,336

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2017, 2016 AND 2015

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

Reclassifications. Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income or shareholders’ equity.

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

Realized gains and losses from investments are included in “Interest and other income (expense), net,” computed using the specific identification cost method. We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are determined to be other-than-temporary, if any, are recorded as charges against “Interest and other income (expense), net” in the consolidated statements of income. We did not recognize any impairment loss on investments during fiscal 2017, 2016 or 2015.

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

We sell our products to distributors and direct customers located primarily in North America, Europe and other countries. Credit is extended to our customers and we generally do not require our customers to provide collateral for purchases on credit. Credit risks are mitigated by our credit evaluation process and monitoring the amounts owed to us, taking appropriate action when necessary. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers, whereby we retain a security interest in certain of the underlying assets and monitor the amounts owed to us. Collection of receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. We maintain an allowance for doubtful accounts, but historically have not experienced any material losses related to an individual customer or group of customers in any particular industry or geographic area. Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Three distributors accounted for 26%, 13% and 10%, respectively, of our total receivable balance as of March 31, 2017. Two distributors accounted for 25% and 14%, respectively, of our total receivable balance as of March 31, 2016.

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

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment because the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

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

Investments in Unconsolidated Affiliates. We use the equity method to account for our investments in entities that we do not control investee’s operating and financial policies, but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. During fiscal 2017, 2016 and 2015, we recorded our proportionate share of our investees’ net income or loss in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We did not recognize any impairment loss on investments in unconsolidated affiliates during fiscal 2017, 2016 or 2015.

In January 2017, we early adopted Accounting Standards Update (“ASU”) No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”), which eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for use of the equity method. See Note 7, “Investments in Unconsolidated Affiliates” for further information on investments in unconsolidated affiliates.

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

Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines. We did not capitalize interest on constructed assets during fiscal 2017, 2016 or 2015 due to immateriality.

Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers. Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years. Depreciation expense related to these instruments is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used. Proceeds from the sale of evaluation units are recorded as revenue. Transfers of equipment between inventory to property and equipment, net, during fiscal 2017, 2016 and 2015 were $4.5 million, $1.0 million and $2.3 million, respectively,

Intangible Assets. Intangible assets as of March 31, 2017 and 2016, consisted of customer relationships acquired in our fiscal 2015 acquisition of QCR, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During fiscal 2017, 2016 and 2015, our changes in estimated useful life of intangible assets were not significant, except as noted below in “Valuation of Long-Lived Assets.”

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During fiscal 2017, 2016 and 2015, we recognized impairment charges on consolidated long-lived assets of $0, $13,000 and $1.9 million, respectively. The impairment charges on our consolidated long-lived assets in fiscal 2015 were related to the property and equipment and intangible assets of the AVRL business, which has been offset against the gain from the sale of AVRL on the consolidated statement of income for fiscal 2015.

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

A multiple element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. We allocate revenues to each element in a multiple element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenues allocated to each element are then recognized when all revenue recognition criteria are met for each element.

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

Until March 2015, we offered customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory. We applied judgment in determining whether future discounts are significant and incremental. When the future discount offered was not considered significant and incremental, we did not account for the discount as an element of the original arrangement. To determine whether a discount was significant and incremental, we looked to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the multiple element arrangement approximated the discount typically provided in standalone sales, that discount is not considered incremental. During fiscal 2015, our customer incentive programs with future discounts were not significant and in fiscal 2017 and 2016 we did not offer any such incentives.

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

Lease Programs. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers. In the veterinary market, we may offer arrangements to end users for monthly payments of instrument and consumable purchases over a term of six years. Revenues related to multiple-element arrangements are allocated to lease and non-lease elements based on their relative selling prices as prescribed by our revenue recognition policies described above. Lease elements generally include one or multiple veterinary instruments, while non-lease elements generally include the consumables related to the leased instrument.

We estimate the fair value of our leased products for the purposes of lease classification. In accordance with FASB ASC Topic 840, Leases (“ASC 840”), we define the fair value of a leased product at lease inception as its normal selling price, reflecting any volume or discounts that may apply. We estimate the fair value of our leased products based upon transacted cash sales prices. Estimating the fair value of our leased products can be subjective and thus subject to significant judgment.

The present value of lease receivables, including accrued interest, was $9.1 million and $2.1 million, as of March 31, 2017 and 2016, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our consolidated balance sheets. Revenue from sales-type lease arrangements is recognized upon shipment of the products to the customer, assuming all other revenue recognition criteria have been met. Revenues from sales-type leases are presented as product revenue. Interest income is recognized monthly over the lease term using the effective-interest method.

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

•	Volume-based Incentives. Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period. The pricing rebate program is primarily offered to distributors and group purchasing organizations in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate and record the rebate as a deduction to gross revenues when we record the sale of the product. The rebate is recorded as a reserve to offset accounts receivable as settlements are made through offsets to outstanding customer invoices. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at the end of each period are based upon distributors and group purchasing organizations meeting the purchase requirements during the quarter.

•	Distributor Rebate Incentives. From time to time, we offer a customer sales incentive program, whereby distributors are offered a rebate upon meeting certain requirements. We recognize the rebate obligation as a reduction of revenue at the later of the date on which we sell the product or the date the program is offered. These customer sales incentive programs require management to estimate the rebate amounts to distributors who will qualify for the incentive during the promotional period. We record the estimated liability in other current accrued liabilities on our consolidated balance sheets. Management’s estimates are based on historical experience and the specific terms and conditions of the incentive programs.
•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

Royalty Revenues. Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. Royalty revenues were not significant in fiscal 2017, 2016 and 2015.

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

In the event we determine that a lease receivable may not be paid, we include in our allowance an amount for the outstanding balance related to the lease receivable. We regularly review the adequacy of the allowances for outstanding lease receivables either on an individual or a collective basis. When evaluating the lease receivables, we consider historical experience, credit quality and age of receivable balances, and economic conditions that may affect a customer’s ability to pay. Our ongoing consideration of all these factors could result in an increase in our allowance for loss on lease receivables in the future, which could adversely affect our operating results. Lease receivables are charged off at the point when they are considered uncollectible.

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

Advertising Expenses. Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred. Advertising expenses in the consolidated statements of income were $0.7 million, $0.7 million and $0.9 million for fiscal 2017, 2016 and 2015, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2017 and 2016, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. For fiscal 2017, 2016 and 2015, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2017 and 2016, we had no accrued interest or penalties.

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

Foreign Currency. The U.S. dollar is the functional currency for our international subsidiaries. Foreign currency transactions of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and (losses), which were included in “Interest and other income (expense), net” on the consolidated statements of income and were $(0.6 million), $0.1 million and $(1.8 million) for fiscal 2017, 2016 and 2015, respectively.

Recently Issued Accounting Standards

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 606, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year.

The new guidance allows for the standard and all subsequent amendments to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are continuing to evaluating the impact of the adoption of this standard and all subsequent amendments on our consolidated financial statements and have not elected a transition method.

Simplifying the Measurement of Inventory: In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We plan to adopt this guidance as of April 1, 2017, the required effective date, and do not expect this guidance to have a significant impact on our consolidated financial statements.

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts. ASU 2015-17 is effective beginning in the first quarter of fiscal year 2018. We plan to adopt this guidance as of April 1, 2017, the required effective date, on a prospective basis. The adoption of this accounting standard will result in the reclassification of current net deferred tax assets to non-current net deferred tax assets on the consolidated balance sheets for our quarter ending June 30, 2017, our first fiscal quarter of fiscal 2018. Other than this reclassification, the adoption of this accounting standard update is not expected to have any other significant impact on our consolidated financial statements.

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

Employee Share-Based Payment Accounting: In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under this standard, excess tax benefits and tax deficiencies related to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital). Additionally, the amendments also provide an alternative to estimate award forfeitures instead of recording at the time of forfeiture. ASU 2016-09 will become effective for us beginning in the first quarter of fiscal year 2018. We plan to adopt this guidance as of April 1, 2017, the required effective date. We believe the impact of recording excess tax benefits in income taxes in our consolidated statement of income may be material. The magnitude of such impact is dependent upon our future stock price in relation to the fair value of stock awards on grant date and our future grants of stock awards. The impact of the tax benefits related to share-based payments may vary significantly each quarter based on the timing of actual settlement activity. See Note 16, “Equity Compensation Plans and Share-based Compensation” for disclosure of our historical accounting treatment of excess tax benefits.

Investments – Equity Method and Joint Ventures: In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. We elected to early adopt ASU 2016-07 effective January 1, 2017. The impact of this amendment on our consolidated financial statements was not significant. See Note 7, “Investments in Unconsolidated Affiliates” for information on equity method investments.

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”), which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount in estimating credit losses. ASU 2016-13 is effective for us commencing in the first quarter of fiscal 2019 and will be applied through a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption. Early adoption is permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

Cash	$3,196
Installment payment obligations(1)	2,336
Settlement of preexisting business relationship at fair value	931
Total	$6,463
(1)	The installment payment obligation is denominated in British pounds (“GBP”) and the amount in the table above is based on the GBP to U.S. dollar exchange rate at the acquisition date.

During the third quarter of fiscal 2016, we paid the first installment obligation of GBP 750,000, or $1.1 million, based on the GBP to U.S. dollar exchange rate on the date of payment. We paid the remaining installment obligation of GBP 750,000 less post-closing indemnification obligations of certain of the sellers totaling $0.8 million during the third quarter of fiscal 2017, based on the GBP to U.S. dollar exchange rate on the date of payment. Additionally, the post-closing indemnification obligations totaled $0.1 million, based on the GBP to U.S. dollar exchange rate at the obligation date, which we recorded in “Interest and other income (expense), net” on the consolidated statements of income. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximated their fair value due to their short-term nature and no gain or loss was recorded.

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

Abaxis UK, our wholly-owned subsidiary in the United Kingdom, was formed by our acquisition of QCR and Trio in November 2014. Our consolidated financial statements include the operating results of our business combination and the consolidation of Abaxis UK from the date of acquisition.

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

In connection with the sale of our AVRL business, we recognized a pre-tax gain of $12.3 million ($7.7 million after-tax) on the sale of discontinued operations during fiscal 2015, and a pre-tax gain of $0.9 million ($0.6 million after-tax) on the sale of discontinued operations during fiscal 2016. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the costs incurred in connection with the sale of AVRL. During the fourth quarter of fiscal 2015, we recorded costs of $7.8 million related to cash payments for employee-related costs, including severance, contract termination and other associated costs. In connection with the transaction, we recorded disposal of and an impairment charge on long-lived assets of $1.9 million during fiscal 2015. These items partially offset the cash proceeds that we received in accordance with the terms of the APA. The following table summarizes the components of the gain recognized in fiscal 2016 and 2015 (in thousands):

	Year Ended March 31,
	2016	2015
Cash proceeds received or realized	$900	$20,100
Less: Book value of net assets sold	—	(618)
Less: Costs incurred directly attributable to the transaction	—	(5,211)
Net proceeds from sale of discontinued operations	900	14,271
Less: Disposal and impairment of long-lived assets	—	(1,941)
Gain on sale of discontinued operations	900	12,330
Income tax expense	341	4,648
Net gain on sale of discontinued operations	$559	$7,682

The results from discontinued operations were as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Discontinued operations:
Revenues	$713	$760	$14,202
Cost of revenues	713	985	12,614
Gross profit (loss)	—	(225)	1,588
Operating expenses	101	(91)	3,442
Other income (expense), net	—	127	—
Loss before income tax provision	(101)	(7)	(1,854)
Income tax benefit	(38)	(4)	(700)
Net loss of discontinued operations	$(63)	$(3)	$(1,154)
Gain on sale of discontinued operations, net of tax	$—	$559	$7,682

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	March 31,
	2017	2016
Receivables, net	$66	$949
Prepaid expenses and other current assets	—	12
Total current assets of discontinued operations	$66	$961

Other current liabilities	$85	$112
Total current liabilities of discontinued operations	$85	$112

NOTE 4. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of March 31, 2017 and 2016 (in thousands):

	Available-for-Sale Investments
March 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$6,381	$—	$(4)	$6,377
Municipal bonds	678	—	(16)	662
Total available-for-sale investments	$7,059	$—	$(20)	$7,039
	Held-to-Maturity Investments
March 31, 2017	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$3,735	$1	$(1)	$3,735
Commercial paper	5,588	—	(3)	5,585
Corporate bonds	57,009	—	(186)	56,823
Municipal bonds	361	—	(1)	360
Total held-to-maturity investments	$66,693	$1	$(191)	$66,503
	Available-for-Sale Investments
March 31, 2016	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$7,037	$—	$(12)	$7,025
Total available-for-sale investments	$7,037	$—	$(12)	$7,025
	Held-to-Maturity Investments
March 31, 2016	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$2,737	$3	$—	$2,740
Commercial paper	12,455	—	(6)	12,449
Corporate bonds	41,715	—	(117)	41,598
Total held-to-maturity investments	$56,907	$3	$(123)	$56,787

The amortized cost of our held-to-maturity investments approximates their fair value. As of March 31, 2017 and 2016, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of March 31, 2017 and 2016, we had unrealized losses on available-for-sale investments, net of related income taxes of $12,000 and $7,000, respectively. Redemptions of investments in accordance with the callable provisions during fiscal 2017, 2016 and 2015 were $0, $0 and $1.3 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of March 31, 2017 and 2016 (in thousands):

	March 31, 2017		March 31, 2017
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,381	$6,377	$45,184	$45,124
Due in 1 to 3 years	678	662	21,509	21,379
Total investments	$7,059	$7,039	$66,693	$66,503
	March 31, 2016		March 31, 2016
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$4,314	$4,311	$37,163	$37,128
Due in 1 to 2 years	2,723	2,714	19,744	19,659
Total investments	$7,037	$7,025	$56,907	$56,787

NOTE 5. FAIR VALUE MEASUREMENTS

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of March 31, 2017 and 2016 (in thousands):

	As of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$584	$—	$—	$584
Available-for-sale investments:
Corporate bonds	—	6,377	—	6,377
Municipal bonds	—	662	—	662
Total assets at fair value	$584	$7,039	$—	$7,623
	As of March 31, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,834	$—	$—	$9,834
Available-for-sale investments:
Corporate bonds	—	7,025	—	7,025
Total assets at fair value	$9,834	$7,025	$—	$16,859

As of March 31, 2017 and 2016, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of March 31, 2017 and 2016, our Level 2 financial assets primarily consisted of corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of March 31, 2017 and 2016, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during fiscal 2017, 2016 and 2015.

NOTE 6. INVENTORIES

Components of inventories at March 31, 2017 and 2016 were as follows (in thousands):

	March 31,
	2017	2016
Raw materials	$16,567	$15,737
Work-in-process	4,212	6,039
Finished goods	18,231	13,355
Inventories	$39,010	$35,131

NOTE 7. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.

In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during fiscal 2017.

As of March 31, 2017 and 2016, the carrying value of our equity method investment in SMB was $0 and $2.7 million, respectively. Our allocated portions of SMB’s net income (loss) during fiscal 2017, 2016 and 2015, were $(34,000), $22,000 and $37,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the consolidated statements of income.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment was initially recorded under the cost method as we did not exercise significant influence over the investee’s operating or financial activities. The carrying value of our cost method investment was reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. The fair value of cost method investments was not adjusted if there were no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. In January 2017, we entered into a letter agreement with our investee. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we will pay a total of up to $1.5 million to the investee, in the form of an upfront payment of $0.3 million in January 2017, and any remaining obligation to the investee is contingent upon the achievement of certain development milestones. As a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control, we accounted for our investment using the equity method on a prospective basis beginning in January 2017 based on our early adoption of ASU 2016-07. In the fourth quarter of fiscal 2017, we recorded our allocated portion of net loss in an equity method investment in a privately-held company of $0.2 million during fiscal 2017. As of March 31, 2017 and 2016, the carrying value of our equity method investment in a privately-held company was $2.9 million and $0, respectively.

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2017 and 2016 consisted of the following (in thousands):

	March 31,
	2017	2016
Property and equipment at cost:
Machinery and equipment	$41,874	$37,352
Furniture and fixtures	4,149	3,878
Computer equipment	7,882	6,593
Building and leasehold improvements	14,871	11,663
Construction in progress	9,815	6,858
	78,591	66,344
Accumulated depreciation and amortization	(44,331)	(39,502)
Property and equipment, net	$34,260	$26,842

Depreciation and amortization expense for property and equipment from continuing operations amounted to $7.2 million, $6.5 million and $6.3 million in fiscal 2017, 2016 and 2015, respectively. Depreciation and amortization expense for property and equipment from discontinued operations amounted to $0, $0 and $0.9 million in fiscal 2017, 2016 and 2015, respectively.

In connection with the sale of assets of our AVRL business in March 2015, we recorded an impairment charge of $1.6 million to reduce the carrying value of certain property and equipment to its estimated net realizable value (fair value less costs to sell) during the fourth quarter of fiscal 2015.

NOTE 9. INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2017 and 2016 consisted of the following (in thousands):

	Balance, March 31, 2017
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,535	$364	$1,171
Total intangible assets	$1,535	$364	$1,171
	Balance, March 31, 2016
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,535	$211	$1,324
Total intangible assets	$1,535	$211	$1,324

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

Amortization expense for intangible assets from continuing operations, included in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used, amounted to $0.2 million, $0.2 million and $1.2 million in fiscal 2017, 2016 and 2015, respectively. Based on our intangible assets subject to amortization as of March 31, 2017, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2018	2019	2020	2021	2022	Thereafter
Amortization expense	$1,171	$154	$154	$154	$154	$154	$401

NOTE 10. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following (in thousands):

	March 31,
	2017	2016
Non-current lease receivables	$7,476	$1,712
Other assets	148	238
Total other non-current assets	$7,624	$1,950

Non-current lease receivables represent sales-type leases resulting from the sale of our products and are typically collateralized by a security interest in certain of the underlying assets. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments with end users for monthly payments of instrument and consumable purchases over a term of six years. The present value of total short-term and long-term lease receivables, including accrued interest, was $9.1 million and $2.1 million, as of March 31, 2017 and 2016, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

Future minimum lease payments to us on lease receivables as of March 31, 2017 is summarized as follows (in thousands):

Fiscal Year	Amount
2018	$1,659
2019	1,736
2020	1,704
2021	1,667
2022	1,658
Thereafter	711
Total	9,135
Less: Current portion	(1,659)
Non-current lease receivable	$7,476

NOTE 11. WARRANTY RESERVES

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

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. For fiscal 2017, 2016 and 2015, the provision for warranty expense related to replacement of defective reagent discs was $0.4 million, $0.4 million and $0.2 million, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs as of March 31, 2017 and 2016 was $0.6 million and $0.5 million, respectively, which was classified as a current liability on the consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during fiscal 2017, 2016 and 2015 is summarized as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Balance at beginning of period	$3,208	$3,156	$1,868
Provision for warranty expense	2,621	1,615	2,647
Warranty costs incurred	(1,471)	(1,340)	(1,359)
Adjustment to pre-existing warranties	—	(223)	—
Balance at end of period	4,358	3,208	3,156
Non-current portion of warranty reserve	2,695	1,927	1,733
Current portion of warranty reserve	$1,663	$1,281	$1,423

NOTE 12. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of March 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively, and as of March 31, 2016, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2017.

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

NOTE 13. OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities at March 31, 2017 and 2016 consisted of the following (in thousands):

	March 31,
	2017	2016
Accrued liabilities for customer sales incentive programs	$7,181	$4,973
Installment payment obligation accrued related to acquisition	—	1,077
Other current accrued liabilities	3,825	3,343
Total other current accrued liabilities	$11,006	$9,393

As of March 31, 2017 and 2016, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

As of March 31, 2016, we recorded $1.1 million (or GBP 750,000), based on the GBP to U.S. dollar exchange rate on such date, in other current accrued liabilities in the consolidated balance sheet, related to an installment payment obligation to acquire QCR and Trio in November 2014. We paid the remaining installment obligation of GBP 750,000 less post-closing indemnification obligations of certain of the sellers totaling $0.8 million during the third quarter of fiscal 2017, based on the GBP to U.S. dollar exchange rate on the date of payment, related to our acquisition of QCR and Trio in November 2014. See Note 2, “Acquisitions” for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes and professional costs.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2017, our contractual obligations for our operating lease obligations for succeeding years are as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2018	2019	2020	2021	2022	Thereafter
Operating lease obligations	$25,375	$2,694	$2,704	$2,643	$2,673	$2,836	$11,825

Our operating lease obligations comprised our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2018 through fiscal 2026. Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2026. The monthly rental payments on principal facilities lease increase based on a predetermined schedule and accordingly, we recognize rent expense on a straight-line basis over the life of the lease. Rent expense from continuing operations under operating leases was $2.9 million, $2.3 million and $2.0 million for fiscal 2017, 2016 and 2015, respectively. Rent expense from discontinued operations under operating leases was $12,000, $0, and $0.2 million for fiscal 2017, 2016 and 2015, respectively.

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $5.6 million as of March 31, 2017. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

See Note 7, “Investments in Unconsolidated Affiliates” for information on commitments due in connection with our investment in a privately-held company.

See Note 24, “Subsequent Events” for information on commitments due in connection with a joint development agreement with the diagnostics division of a medical products company that we entered into after March 31, 2017.

Litigation

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 15. EMPLOYEE BENEFIT PLAN

We have established the Abaxis 401(k) Plan (the “401(k) Plan”), a tax deferred savings plan, for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. We may make quarterly contributions to the plan at the discretion of our Board of Directors either in cash or in common stock. Our matching contributions, on a consolidated basis, to the tax deferred savings plan totaled $0.5 million, $0.7 million and $0.7 million in fiscal 2017, 2016 and 2015, respectively. In fiscal 2017, 2016 and 2015, our matching contributions were made in cash. We did not have any matching contributions in the form of common stock in fiscal 2017, 2016 and 2015.

NOTE 16. EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

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

As of March 31, 2017, the 2014 Plan provided for the issuance of a maximum of 2,612,409 shares, of which 1,307,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related stock option and restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units for fiscal 2017, 2016 and 2015, which is included in our consolidated statements of income (in thousands, except per share data):

	Year Ended March 31,
	2017	2016	2015
Cost of revenues(1)	$1,453	$1,261	$1,409
Research and development	2,349	2,056	1,574
Sales and marketing(2)	2,851	3,189	3,156
General and administrative	4,426	4,594	3,648
Share-based compensation expense before income taxes	11,079	11,100	9,787
Income tax benefit	(3,834)	(3,903)	(3,293)
Total share-based compensation expense after income taxes	$7,245	$7,197	$6,494
Net impact of share-based compensation on:
Basic net income per share	$0.32	$0.32	$0.29
Diluted net income per share	$0.32	$0.31	$0.28
(1)	Cost of revenues reported in the table include share-based compensation expense from continuing and discontinued operations. Share-based compensation expense included in cost of revenues from continuing operations during fiscal 2017, 2016 and 2015, was $1.5 million, $1.1 million and $1.1 million, respectively, and from discontinued operations during fiscal 2017, 2016 and 2015, was $0, $0.1 million and $0.3 million, respectively.
(2)	Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. Share-based compensation expense included in sales and marketing expenses from continuing operations during fiscal 2017, 2016 and 2015 was $2.9 million, $3.0 million and $2.4 million, respectively, and from discontinued operations during fiscal 2017, 2016 and 2015 was $0, $0.2 million and $0.7 million, respectively.

Share-based compensation has been classified in the consolidated statements of income or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at March 31, 2017, 2016 and 2015 were $0.2 million, $0.1 million and $0.1 million, respectively, which were included in inventories on our consolidated balance sheets.

Cash Flow Impact

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for fiscal 2017, 2016 and 2015 were $0.3 million, $1.6 million and $0.9 million, respectively.

Stock Options

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. Option awards to consultants were insignificant. Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of March 31, 2017 and 2016, we had no unrecognized compensation expense related to stock options granted. As of March 31, 2017, there were no stock options outstanding.

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at March 31, 2014
(2,000 shares exercisable at a weighted average exercise price of $13.24 per share)	2,000	$13.24
Granted	—	—
Exercised	(2,000)	13.24
Canceled or forfeited	—	—
Outstanding at March 31, 2015	—	$—

During fiscal 2017 and 2016, there were no stock options granted, exercised, canceled or forfeited. As of March 31, 2017, 2016 and 2015, there were no stock options outstanding or exercisable. Total intrinsic value of stock options exercised during fiscal 2017, 2016 and 2015 was $0, $0 and $92,000, respectively. Cash proceeds from stock options exercised during fiscal 2017, 2016 and 2015 were $0, $0 and $31,000, respectively.

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

The fair value of RSUs used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of March 31, 2017, the total unrecognized compensation expense related to RSU awards granted amounted to $17.9 million, which is expected to be recognized over a weighted average service period of 1.9 years.

Restricted Stock Unit Awards (Performance Vesting)

We grant restricted stock unit awards subject to performance vesting criteria, which we refer to as PSUs, to our executive officers and to certain employees. PSUs consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period, as established by the Compensation Committee. For PSUs, we recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of our PSUs used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed. If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date.

In fiscal 2015, 2016 and 2017, the Compensation Committee approved the grant of PSUs described below. These PSUs vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of PSUs for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 PSUs”). The aggregate estimated grant date fair value of the FY2015 PSUs was $7.0 million based on the closing market price of our common stock on the date of grant. For the FY2015 PSUs, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of PSUs for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 PSUs”). The aggregate estimated grant date fair value of the FY2016 PSUs was $10.3 million based on the closing market price of our common stock on the date of grant. For the FY2016 PSUs, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs.

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our employees (the “FY2017 PSUs”) that contained the foregoing time-based and performance-based vesting terms, except that the PSUs granted to our Chief Executive Officer, Mr. Clinton Severson, vest as follows:

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

Approximately 84,000 and 68,000 shares of common stock of the FY2017 PSUs were granted with performance conditions subject to vesting in full upon achieving 100% and 90%, respectively, of the financial targets described above. The aggregate estimated grant date fair value of the FY2017 PSUs was $6.8 million based on the closing market price of our common stock on the date of grant. On January 25, 2017, the Compensation Committee approved an amendment to our FY2017 PSUs so the performance vesting condition refers to the Company’s consolidated income from continuing operations before income tax provision, rather than consolidated income from operations. The service vesting condition and all other terms and conditions of our FY2017 PSUs were not changed.

On December 31, 2016, we reviewed each of the underlying performance targets related to the outstanding FY2017 PSUs and determined that it was not probable that the performance targets of the FY2017 PSUs would be met for the 84,000 shares of common stock. Consequently, upon our determination of non-achievement of the performance condition, with respect to achievement of 100% of the financial target in fiscal 2017, we reversed the cumulative share-based compensation expense related to the original awards in the third quarter of fiscal 2017, resulting in no share-based compensation expense recorded for these awards through December 31, 2016. Additional share-based compensation of $0.6 million would have been recorded during the nine months ended December 31, 2016 had the achievement of performance targets been deemed probable for the 84,000 shares of common stock.

On January 25, 2017, we evaluated the modification of the performance conditions for the FY2017 PSUs and we determined that the performance conditions for the 84,000 shares of common stock was a Type III modification or “Improbable to Probable” pursuant to ASC 718 as the awards, on the date of modification, were no longer probable of being achieved in fiscal 2017. Because the 84,000 shares of common stock of the FY2017 PSUs granted were improbable of vesting prior to the modification of the performance conditions, the original grant date fair value is no longer used to measure compensation cost for the awards. In accordance with ASC 718, the fair value of the 84,000 shares of common stock of the modified FY2017 PSUs was re-measured with a measurement date of January 25, 2017, and an aggregate grant date fair value of $4.0 million. As we determined that the performance conditions of the modified award would be met for the 84,000 shares of common stock as of March 31, 2017, we recorded share-based compensation expense during fiscal 2017, ratably, beginning on January 25, 2017 over the vesting terms of the modified FY2017 PSUs.

For the remaining 68,000 shares of common stock of the FY2017 PSUs, we evaluated the modification of the performance conditions for the FY2017 PSUs and determined it was a Type I modification or “Probable to Probable” pursuant to ASC 718. Accordingly, we recorded share-based compensation expense during fiscal 2017, ratably, beginning on the original grant date over the vesting terms of the PSUs, as we determined that the performance targets approved by the Compensation Committee in April 2016 would be met.

Fiscal 2018 Performance RSUs. In April 2017, the Compensation Committee approved the grant of PSUs for 137,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2018 PSUs”).

•	50% of the shares subject to an award vest in full upon achieving 90% of a consolidated income from continuing operations before income tax provision target and continuous service until the third anniversary of the date of grant; and
•	50% of the shares subject to an award vest in full upon achieving 90% of a consolidated income from continuing operations before income tax provision target and continuous service until the fourth anniversary of the date of grant.

The aggregate estimated grant date fair value of the FY2018 PSUs was $6.3 million based on the closing market price of our common stock on the date of grant.

As of March 31, 2017, the total unrecognized compensation expense related to PSU awards granted and expected to vest amounted to $8.9 million, which is expected to be recognized over a weighted average service period of 1.7 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2017, 2016 and 2015.

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested at March 31, 2014	774,000	$30.98	113,000	$42.43
Granted	189,000	43.85	172,000	40.82
Vested(2)	(272,000)	27.24	—	—
Canceled and forfeited	(12,000)	30.37	(137,000)	42.15
Unvested at March 31, 2015	679,000	$36.08	148,000	$40.82
Granted	188,000	52.90	187,000	55.08
Vested(2)	(288,000)	30.06	—	—
Canceled and forfeited	(55,000)	36.48	(24,000)	55.08
Unvested at March 31, 2016	524,000	$45.37	311,000	$48.29
Granted	207,000	46.05	152,000	44.54
Vested(2)	(156,000)	41.57	(24,000)	40.82
Canceled and forfeited	(40,000)	47.02	—	—
Unvested at March 31, 2017	535,000	$46.62	439,000	$47.40
(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during fiscal 2017, 2016 and 2015 was $8.3 million, $15.3 million and $11.7 million, respectively. The total grant date fair value of restricted stock units vested during fiscal 2017, 2016 and 2015 was $7.5 million, $8.6 million and $7.4 million, respectively.

NOTE 17. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program to a total of $97.3 million. As of March 31, 2017, $54.0 million of our common stock was available for repurchase under our share repurchase program.

Since the share repurchase program began, through March 31, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During fiscal 2016, we repurchased 325,000 shares of our common stock at a total cost of $13.0 million and an average per share cost including commission expense of $40.18. During fiscal 2017 and 2015, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During fiscal 2017, 2016 and 2015 our total quarterly dividend payout was $11.7 million, $10.0 million and $9.0 million, respectively, and were made from retained earnings. See Note 22, “Summary of Quarterly Data (Unaudited)” for further information on quarterly dividends declared on our common stock during the past two fiscal years.

See Note 24, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after March 31, 2017.

Common Stock Warrants

As of March 31, 2017 and 2016, there were no warrants outstanding. As of March 31, 2015, there were warrants to purchase 4,000 shares of common stock outstanding at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. During fiscal 2016 and 2015, we issued 4,000 and 26,000, respectively, shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. During fiscal 2017, we did not issue any shares of common stock pursuant to the exercise of vested warrants. In March 2015, the terms of our agreement with Kansas State University Institute for Commercialization were amended and accordingly, the vesting of these outstanding warrants was accelerated. During the fourth quarter of fiscal 2015, we recorded expense of $0.2 million related to the vesting acceleration using the Black-Scholes option-pricing model.

NOTE 18. NET INCOME PER SHARE

The computations for basic and diluted net income from continuing and discontinued operations per share are as follows (in thousands, except share and per share data):

	Year Ended March 31,
	2017	2016	2015
Income from continuing operations	$32,779	$31,074	$20,803
Loss from discontinued operations, net of tax	(63)	(3)	(1,154)
Gain on sale of discontinued operations, net of tax	—	559	7,682
Net income	$32,716	$31,630	$27,331
Weighted average common shares outstanding:
Basic	22,515,000	22,661,000	22,497,000
Effect of dilutive securities:
Stock options	—	—	1,000
Restricted stock units	282,000	221,000	276,000
Warrants	—	1,000	13,000
Diluted	22,797,000	22,883,000	22,787,000
Net income per share:
Basic
Continuing operations	$1.46	$1.37	$0.92
Discontinued operations	(0.01)	0.03	0.29
Basic net income per share	$1.45	$1.40	$1.21
Diluted
Continuing operations	$1.44	$1.36	$0.91
Discontinued operations	—	0.02	0.29
Diluted net income per share	$1.44	$1.38	$1.20

For our PSUs, if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. The performance criteria for our PSUs related to FY2017 PSUs, FY2016 PSUs and FY2015 PSUs were achieved during the applicable performance period, fiscal 2017, 2016 and 2015, respectively, and accordingly, the dilutive effect of the shares were included in the computation of diluted weighted average shares outstanding.

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during fiscal 2017, 2016 and 2015.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share.

	Year Ended March 31,
	2017	2016	2015
Weighted average number of shares underlying antidilutive restricted stock units	2,000	92,000	—

NOTE 19. INCOME TAXES

Income Tax Provision

The components of our income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Continuing operations:
Current:
Federal	$16,629	$13,204	$12,065
State	2,237	1,562	1,657
Foreign	841	1,290	64
Total current income tax provision	19,707	16,056	13,786
Deferred:
Federal	(1,126)	178	(1,363)
State	(192)	(128)	(158)
Foreign	(56)	(33)	(26)
Total deferred income tax provision (benefit)	(1,374)	17	(1,547)
Total income tax provision - continuing operations	$18,333	$16,073	$12,239
Discontinued operations and gain on sale of discontinued operations:
Current:
Federal	$(35)	$(835)	$5,923
State	(3)	(69)	458
Total current income tax provision (benefit)	(38)	(904)	6,381
Deferred:
Federal	—	1,146	(2,258)
State	—	95	(175)
Total deferred income tax (benefit)	—	1,241	(2,433)
Total income tax provision (benefit) - discontinued operations and gain on sale of discontinued operations	$(38)	$337	$3,948

The components of our income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Continuing operations:
United States	$48,069	$43,885	$33,489
Foreign	3,043	3,262	(447)
Total - continuing operations	$51,112	$47,147	$33,042
Discontinued operations:
United States	$(101)	$893	$10,475

The income tax provision from continuing operations differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income from continuing operations before income tax provision as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Continuing operations:
Income taxes at federal income tax rate	$17,889	$16,502	$11,565
State income taxes, net of federal benefits	1,284	917	787
Non-deductible compensation	549	543	880
Research and development tax credits	(410)	(607)	(383)
Tax-exempt interest income	(1)	(2)	(6)
Qualified production activities income benefit	(910)	(761)	(866)
Other	(68)	(519)	262
Total income tax provision from continuing operations	$18,333	$16,073	$12,239

During fiscal 2017, 2016 and 2015, we recognized $24,000, $1.6 million and $0.9 million, respectively, of tax deductions related to share-based compensation, on a consolidated basis, in excess of recognized share-based compensation expense (“excess benefits”) that was recorded to shareholders’ equity. We record excess benefits to shareholders’ equity when the benefits result in a reduction in cash paid for income taxes.

Our policy is to reinvest earnings of our foreign subsidiaries unless such earnings are subject to U.S. taxation. As of March 31, 2017, there are no earnings that have not been subject to U.S. taxation.

Unrecognized Tax Benefits

During fiscal 2017, we did not recognize any interest and penalties related to unrecognized tax benefits. We file income tax returns in the U.S. federal jurisdiction, Germany, United Kingdom, Hong Kong and various state jurisdictions. The statute of limitations is three years for federal and four years for California. Our federal income tax returns are subject to examination for fiscal years 2014 through 2017. Our California income tax returns are subject to examination for fiscal years 2013 through 2017, with the exception of California tax credit carryovers. To the extent there is a research and development tax credit available for carryover to future years, the statute of limitations with respect to the tax credit begins in the year utilized. As a result of the timing for the utilization of California tax credit carryovers, our California research and development tax credits are subject to examination for fiscal years 2011 through 2017. We are subject to examination in Germany for fiscal years 2014 through 2017, in the United Kingdom for fiscal years 2013 through 2017 and in Hong Kong for fiscal year 2017.

Deferred Tax Assets and Liabilities

The following table presents the breakdown between current and non-current net deferred tax assets (liabilities) (in thousands):

	March 31,
	2017	2016
Deferred tax assets, current	$5,644	$4,810
Deferred tax assets, non-current	4,392	3,903
Deferred tax liabilities, non-current	(234)	(384)
Total net deferred tax assets	$9,802	$8,329

Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2017	2016
Deferred tax assets:
Research and development tax credit carryforwards	$917	$830
Capitalized research and development	45	76
Inventory reserves	598	623
Deferred revenue from extended maintenance agreements	1,074	1,446
Warranty reserves	1,659	1,217
Accrued payroll and other accrued expenses	1,715	1,553
Share-based compensation	4,753	3,822
Alternative minimum tax credits	24	24
Tax on deferred intercompany profit	1,221	601
Other	696	665
Total deferred tax assets	12,702	10,857
Deferred tax liabilities:
Depreciation	(2,518)	(2,135)
Other	(382)	(393)
Total deferred tax liabilities	(2,900)	(2,528)
Net deferred tax assets	$9,802	$8,329

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2017, 2016 and 2015, we did not have a valuation allowance.

As of March 31, 2017, we had no federal or California net operating loss carryforwards. As of March 31, 2017, our California research and development tax credit carryforwards were $1.4 million. The California research and development tax credit will carryforward indefinitely.

NOTE 20. SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Abaxis develops, manufactures and markets portable blood analysis systems for use in human or veterinary patient care setting to provide clinicians with rapid blood constituent measurements. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. For the products that we manufacture and sell, each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments because our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

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

In March 2015, we entered into an asset purchase agreement with Antech pursuant to which we sold substantially all of the assets of our AVRL business to Antech, see Note 3, “Discontinued Operations” for additional information. We have reclassified the assets, liabilities, results of operations and the gain on sale of AVRL in our consolidated balance sheets and statements of income for all periods presented to reflect them as discontinued operations. Previously reported financial information have been revised to reflect the reclassification of AVRL within our veterinary market segment as a discontinued operation.

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for fiscal 2017, 2016 and 2015 (in thousands).

	Year Ended March 31,
	2017	2016	2015
Revenues:
Medical Market	$36,602	$37,845	$35,364
Veterinary Market	186,661	177,667	164,018
Other(1)	3,957	3,389	3,211
Total revenues	227,220	218,901	202,593
Cost of revenues:
Medical Market	19,909	20,223	18,905
Veterinary Market	81,249	75,296	74,577
Other(1)	217	130	141
Total cost of revenues	101,375	95,649	93,623
Gross profit:
Medical Market	16,693	17,622	16,459
Veterinary Market	105,412	102,371	89,441
Other(1)	3,740	3,259	3,070
Gross profit	$125,845	$123,252	$108,970
(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 21. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Year Ended March 31,
Revenues by Product Category	2017	2016	2015
Instruments(1)	$39,257	$43,042	$48,649
Consumables(2)	175,346	165,025	144,446
Other products(3)	12,617	10,760	9,348
Product sales, net	227,220	218,827	202,443
Development and licensing revenue	—	74	150
Total revenues	$227,220	$218,901	$202,593
(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2017	2016	2015
North America	$181,853	$175,019	$163,308
Europe	32,764	31,262	30,422
Asia Pacific and rest of the world	12,603	12,620	8,863
Total revenues	$227,220	$218,901	$202,593

Significant Concentrations

During fiscal 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein Animal Health, Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 21%, 14% , 11% and 10%, respectively, of our total worldwide revenues.

During fiscal 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 20%, 13%, 11% and 10%, respectively, of our total worldwide revenues.

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

NOTE 22. SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following table is a summary of unaudited quarterly data for fiscal 2017 and 2016 (in thousands, except per share data). Previously reported quarterly amounts have been revised to reflect the reclassification of the AVRL business within our veterinary market segment as discontinued operations. See Note 3, “Discontinued Operations” for additional information.

	Quarter Ended
Fiscal Year Ended March 31, 2017:	June 30	September 30	December 31	March 31
Revenues	$57,696	$58,552	$52,772	$58,200
Gross profit	32,001	32,258	29,404	32,182
Income from continuing operations, net of tax	6,890	11,487	6,859	7,543
Gain (loss) from discontinued operations, net of tax	—	(55)	(15)	7
Net income	$6,890	$11,432	$6,844	$7,550
Net income (loss) per share:
Basic
Continuing operations	$0.31	$0.51	$0.30	$0.33
Discontinued operations	—	—	—	—
Basic net income per share	$0.31	$0.51	$0.30	$0.33
Diluted
Continuing operations	$0.30	$0.51	$0.30	$0.33
Discontinued operations	—	(0.01)	—	—
Diluted net income per share	$0.30	$0.50	$0.30	$0.33
Cash dividends declared per share	$0.12	$0.12	$0.14	$0.14
	Quarter Ended
Fiscal Year Ended March 31, 2016:	June 30	September 30	December 31	March 31
Revenues	$53,090	$55,975	$52,876	$56,960
Gross profit	29,392	31,962	29,602	32,296
Income from continuing operations, net of tax	6,995	7,823	7,954	8,302
Gain (loss) from discontinued operations, net of tax	—	(7)	4	—
Gain on sale of discontinued operations, net of tax	—	—	—	559
Net income	$6,995	$7,816	$7,958	$8,861
Net income per share:
Basic
Continuing operations	$0.31	$0.34	$0.35	$0.37
Discontinued operations	—	—	—	0.02
Basic net income per share	$0.31	$0.34	$0.35	$0.39
Diluted
Continuing operations	$0.31	$0.34	$0.35	$0.36
Discontinued operations	—	—	—	0.03
Diluted net income per share	$0.31	$0.34	$0.35	$0.39
Cash dividends declared per share	$0.11	$0.11	$0.11	$0.11

NOTE 23. RELATED PARTY TRANSACTIONS

In May 2016, we entered into a distribution agreement with Visual Dynamix (the “Agreement”). Dr. Craig Tockman, Abaxis’ Vice President of Animal Health Sales and Marketing for North America, is an executive officer of Abaxis, Inc. Mr. Gary Tockman, Dr. Tockman’s brother, is the President and owner of Visual Dynamix. Under the Agreement, we agreed to purchase a minimum of 100 units of microscopes or microscopes and camera systems for exclusive worldwide distribution rights. The price per unit is variable and dependent on the volume of units ordered. The initial term of the Agreement ends in May 2017, and after the initial term, the Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal of sixty days. During fiscal 2017, we purchased and paid Visual Dynamix $0.5 million for inventory products. We market the products purchased from Visual Dynamix worldwide as the VetScan HDmicroscope.

NOTE 24. SUBSEQUENT EVENTS

On April 26, 2017, our Board of Directors declared a quarterly cash dividend of $0.14 per share on our outstanding common stock to be paid on June 15, 2017 to all shareholders of record as of the close of business on June 1, 2017.

In April 2017, we entered into a joint development agreement with the diagnostics division of a medical products company, whereby we are subject to payments of up to $10.2 million, in consideration of development efforts, over an estimated period of four years. Our payment obligations are contingent upon the achievement of certain development milestones.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2017.

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

Attestation Report of the Independent Registered Public Accounting Firm

BPM LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2017, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. and its subsidiaries (the “Company”) as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abaxis, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013 Framework) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abaxis, Inc. and its subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017 and the related financial statement schedule and our report dated May 30, 2017 expressed an unqualified opinion thereon.

/s/ BPM LLP

San Jose, California
May 30, 2017

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following financial statements, schedules and exhibits are filed as part of this report:

1.	Financial Statements - The Financial Statements required by this item are listed on the Index to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.
2.	Financial Statement Schedules -
•	Schedule II – Valuation and Qualifying Accounts and Reserves
•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the consolidated financial statements or notes thereto.
3.	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2017, 2016 and 2015
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Allowance Accounts(a)	Balance at End of Year
Total Allowance for Doubtful Accounts(b):
Year ended March 31, 2017	$479	$43	$(250)	$272
Year ended March 31, 2016	$247	$366	$(134)	$479
Year ended March 31, 2015	$182	$(24)	$89	$247
(a)	The deductions related to allowances for doubtful accounts represent net balance of accounts receivable which were written off and recovered.
(b)	The allowance for doubtful accounts is presented on a consolidated basis.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2017.

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

Signature	Title	Date

/s/ Clinton H. Severson	Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2017
Clinton H. Severson

/s/ Ross Taylor	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	May 30, 2017
Ross Taylor

/s/ Vernon E. Altman	Director	May 30, 2017
Vernon E. Altman

/s/ Richard J. Bastiani, Ph.D.	Director	May 30, 2017
Richard J. Bastiani, Ph.D.

/s/ Michael D. Casey	Director	May 30, 2017
Michael D. Casey

/s/ Henk J. Evenhuis	Director	May 30, 2017
Henk J. Evenhuis

/s/ Prithipal Singh, Ph.D.	Director	May 30, 2017
Prithipal Singh, Ph.D.

Exhibit Index

Exhibit No.	Description of Document
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

10.6*	2014 Equity Incentive Plan, as amended (filed with the Securities and Exchange Commission on November 1, 2016 as Exhibit 10.1 to our Current Report on Form 8-K and incorporated herein by reference).

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

10.10*
Fiscal 2017 Base Salary and Target Bonus for the Named Executive Officers (filed with the Securities and Exchange Commission on April 28, 2016 as a part of our Current Report on Form 8-K and incorporated herein by reference, as amended and filed with the Securities and Exchange Commission on January 31, 2017 as a part of our Current Report on Form 8-K and incorporated herein by reference).

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

10.14
First Amendment to Lease Agreement with Principal Development Investors, LLC, dated as of August 28, 2000 (filed with the Securities and Exchange Commission on June 14, 2010 as Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference).

10.15
Second Amendment to Lease Agreement with Principal Development Investors, LLC, dated as of November 20, 2000 (filed with the Securities and Exchange Commission on June 14, 2010 as Exhibit 10.24 with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference).

10.16
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

10.19
Non-Exclusive Distributor Agreement, dated as of September 28, 2012, by and between MWI Veterinary Supply, Inc. (“MWI”) and Abaxis, Inc. (filed with the Securities and Exchange Commission on November 27, 2012 as Exhibit 10.27 to MWI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and incorporated herein by reference).

10.20
Amendment to Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc., dated September 30, 2013 (filed with the Securities and Exchange Commission on November 12, 2013 as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference).

10.21+
Asset Purchase Agreement, dated as of March 19, 2015, between Antech Diagnostics, Inc. and Abaxis, Inc. (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended March 31, 2015 and incorporated herein by reference).

10.22*
Service Agreement between Abaxis Europe GmbH, Abaxis, Inc. and Achim Henkel, dated May 30, 2008 (filed with the Securities and Exchange Commission on July 29, 2015 as Exhibit 10.26 to Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended March 31, 2015 and incorporated herein by reference).

Exhibit No.	Description of Document
10.23
Fifth Amendment to Lease Agreement, dated as of December 17, 2015, among Abaxis, Inc. and Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (filed with the Securities and Exchange Commission on February 9, 2016 as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 and incorporated herein by reference).

10.24*
Fiscal 2018 Base Salary and Target Bonus for the Named Executive Officers (filed with the Securities and Exchange Commission on April 26, 2017 as a part of our Current Report on Form 8-K and incorporated herein by reference).

10.25+
Distribution Agreement, dated as of October 1, 2014, between Patterson Management, LP and Abaxis, Inc. (filed with the Securities and Exchange Commission on May 31, 2016 as Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and incorporated herein by reference).

21.1	Subsidiaries of Abaxis, Inc.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the Signature Page hereto).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
#	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.