Form 10-K/A
period 2017-03-31
ABAXIS INC
filed 2017-07-28
CIK 881890

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ABAXIS, INC.
EXPLANATORY NOTE

Abaxis, Inc., or Abaxis, is filing this amendment, or the Amendment, to its Annual Report on Form 10-K, for the fiscal year ended March 31, 2017, as filed with the Securities and Exchange Commission, or SEC, on May 30, 2017, which we refer to as the Original 10-K. This Amendment is filed solely for the purpose of including the information required by Part III of Form 10-K.

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

Abaxis, Inc.
Annual Report on Form 10-K/A
For The Fiscal Year Ended March 31, 2017

Abaxis, Inc. Form 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning Abaxis’ executive officers and directors as of May 31, 2017.

Name	Age	Title
Clinton H. Severson	69	Chairman of the Board and Chief Executive Officer
Vernon E. Altman(1)(3)	71	Director
Richard J. Bastiani, Ph.D.(1)(2)(3)	74	Director
Michael D. Casey(1)(2)(3)	71	Director
Henk J. Evenhuis(1)(3)	74	Director
Prithipal Singh, Ph.D.(1)(2)(3)	78	Director
Kenneth P. Aron, Ph.D.	64	Chief Technology Officer
Achim Henkel	59	Managing Director of Abaxis Europe GmbH
Ross Taylor	53	Chief Financial Officer, Vice President of Finance and Secretary
Craig M. Tockman, DVM	57	Vice President of Animal Health Sales and Marketing for North America
Donald P. Wood	65	President and Chief Operating Officer
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Clinton H. Severson has served as our Chief Executive Officer and one of our directors since June 1996. He was appointed Chairman of the Board in May 1998. From June 1996 until April 2015, Mr. Severson also served as our President. From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company. Since January 2015, Mr. Severson has served on the Board of Directors of Cutera. Since June 2011, Mr. Severson has served on the Board of Directors of Response Biomedical Corporation. From November 2008 to November 2016, Mr. Severson served on the Board of Directors of Trinity Biotech, a biotechnology company, prior to its acquisition. From November 2006 to February 2012, Mr. Severson served on the Board of Directors of CytoCore, Inc., a biotechnology company. Mr. Severson is also a member of the Board of Directors of a privately-held company. Mr. Severson was selected as a director because of his in-depth knowledge of our operations, financial condition and strategy in his position as our Chief Executive Officer, as well as his extensive senior management experience in medical diagnostics and experience serving on the Boards of Directors of various public and private companies.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us or filed with the SEC, we believe that during the period from April 1, 2016 through March 31, 2017, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to one late Form 4 filing by Dr. Kenneth Aron.

Code of Business Conduct and Ethics

Abaxis has adopted a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.abaxis.com under “About Us” at “Code of Conduct and Ethics.” We intend to disclose any amendment to, or waiver of, any provision of the Code of Business Conduct and Ethics by disclosing such information on our website, to the extent required by the applicable rules and exchange requirements.

Abaxis, Inc. Form 10-K/A

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the principles underlying the material components of our executive compensation program for our executive officers, including the Named Executive Officers in the “Summary Compensation Table.” We also provide an overview of the overall objectives of the program and the factors relevant to an analysis of these policies and decisions. For the fiscal year ended March 31, 2017, our “Named Executive Officers” and their respective titles are as follows:

•	Clinton H. Severson, Chief Executive Officer and Chairman of the Board (“CEO”)
•	Ross Taylor, Chief Financial Officer, Vice President of Finance and Secretary
•	Kenneth P. Aron, Ph.D., Chief Technology Officer
•	Craig M. Tockman, DVM, Vice President of Animal Health Sales and Marketing for North America
•	Donald P. Wood, President and Chief Operating Officer

Executive Summary

The Compensation Committee establishes the philosophy, approves the design of, and administers our executive compensation programs. We strive to provide a competitive compensation package to our executives that ties a significant portion of pay to performance and uses components that align the interests of our executives with those of shareholders. The Compensation Committee believes our executive compensation program reflects a strong pay-for-performance philosophy and is well-aligned with the short- and long-term interests of shareholders.

Fiscal 2017 Executive Business Performance

Our fiscal 2017 reported results for Revenues, Net Income, Diluted Net Income per Share (“EPS”) and Cash from Operations exceeded our financial performance for fiscal 2016 and is reflected in the chart below.

During fiscal 2017, we continued our efforts to set the foundation for future growth and create and sustain long-term value. We achieved profitability and demonstrated year-over-year improvements in revenues, net income, diluted net income per share and liquidity as follows:

•	Increased worldwide revenues from continuing operations by 4%, from $218.9 million in fiscal 2016 to $227.2 million in fiscal 2017. Revenues from continuing operations in North America increased by 4%, or $6.8 million, in fiscal 2017 compared to fiscal 2016, and revenues from continuing operations outside of North America increased by 3%, or $1.5 million, in fiscal 2017 compared to fiscal 2016. Revenues from consumable sales increased to $175.3 million, an increase of 6% over fiscal 2016. In our medical market, total revenues from continuing operations were $36.6 million in fiscal 2017, a decrease of 3% from fiscal 2016. In our veterinary market, total revenues from continuing operations increased to $186.7 million in fiscal 2017, an increase of 5% over fiscal 2016.

Abaxis, Inc. Form 10-K/A

•	Increased gross profit to $125.8 million in fiscal 2017 from $123.3 million in fiscal 2016.
•	Increased income from continuing operations before income tax provision to $51.1 million in fiscal 2017, an increase of 8% compared to fiscal 2016.
•	Increased income from continuing operations to $32.8 million in fiscal 2017, an increase of 5% compared to fiscal 2016.
•	Increased diluted net income per share from continuing operations to $1.44 in fiscal 2017 from $1.36 in fiscal 2016, an increase of 6%.
•	Generated cash from operations of $33.2 million through the continued conservative management of our working capital and overall business.
•	Paid four quarterly dividends of $0.12-$0.14 per share on our outstanding common stock during fiscal 2017, returning an aggregate of approximately $11.7 million in cash to all shareholders.

We ended fiscal 2017 with cash, cash equivalents and investments of $165.1 million.

Our financial results were achieved while accomplishing the following strategic and operational goals in fiscal 2017:

•	During fiscal 2017, we launched three reagent discs in the veterinary market, Electrolyte Plus panel, Preventive Care Profile Plus panel and Phenobarbital Profile panel, all of which are used in our VetScan chemistry analyzers.
•	In the first quarter of fiscal 2017, we released the VetScan VUE, an app-based automated rapid assay test reader used with our VetScan rapid tests.
•	In September 2016, we completed the development of our connectivity product, the VetScan FUSE, which was in beta-testing at the end of fiscal 2017. The VetScan FUSE is a web-based integration system that provides connectivity between our point-of-care diagnostic instruments and the veterinary practice management systems.

In fiscal 2017, we invested 9% of our revenues, or $19.8 million, in research and development as we continued to work towards expanding our product offerings in the long term.

Executive Compensation Highlights

The key executive compensation decisions taken by our Compensation Committee during fiscal 2017 and thus far in fiscal 2018 with respect to Named Executive Officer compensation were as follows:

Total Compensation Mix: We continued to deliver a substantial portion of our Named Executive Officer compensation in the form of variable, at-risk pay, structuring approximately 83%-88% of our Named Executive Officer target total direct compensation (base salary, target bonus and long-term equity awards based on grant date fair value) in the form of variable, at-risk compensation (target bonus and long-term equity awards).

Performance Bonus: We established rigorous performance metrics at the beginning of fiscal 2017 based on two financial metrics key to shareholder value and a specific calculation methodology for the Named Executive Officers’ fiscal 2017 cash incentive bonus requiring achievement of 90% of target goals for any payout to occur. The target goals for fiscal 2017 were satisfied at an aggregate performance level of 99%, however we used negative discretion to exclude the gain from a strategic investment from the calculation of performance achievement, resulting in an aggregate performance level of 94% and each of the Named Executive Officers earned a cash bonus payout of 73% of his annual target based on such performance achievement. No discretionary annual bonuses were awarded.

Equity Incentive Awards: We structured a significant portion (73% for our CEO and 64% for our other Named Executive Officers’) of annual equity incentive awards in the form of PSU awards that vest based on achievement of specified corporate performance goals, in addition to continued service over a four-year period. The fiscal 2017 target goals for PSU awards were achieved at 100% of target. The Named Executive Officers’ annual equity incentive awards that do not vest based on specific performance goal achievement are delivered in RSUs that vest over a four-year period subject to the officers’ continued service, but are structured so the vesting is heavily weighted towards the end of such period, with 70% vesting only if the officer remains continuously in service with us for four years.

Adjustments to Elements of Compensation: We made certain increases to the Named Executive Officers’ fiscal 2017 base salaries and target bonuses in recognition of our Named Executive Officers’ contributions to our business

Abaxis, Inc. Form 10-K/A

performance in the prior fiscal year and increased scope of duties and responsibilities. We decreased the amount of shares awarded under the annual equity awards to each of our Named Executive Officers other than our CEO and we increased the number of shares awarded as PSUs to our CEO, while adjusting his PSUs so that a greater portion vested only upon meeting a higher performance goal. We shifted the structure of the CEO’s total annual equity award so that a greater portion (73%) was contingent on performance vesting, to emphasize pay-for-performance and align compensation with the execution of our business strategy and creation of long-term shareholder value.

Peer Group Analysis: We reviewed and reconstituted our peer group of companies for fiscal 2017 and 2018 compensation decisions, in order to ensure that we maintain market data from an appropriate and relevant group of companies with whom we compete for talent as a helpful reference point in making executive compensation decisions.

Fiscal 2018 Pay Decisions: We maintained the same fiscal 2017 base salaries, target bonuses and equity awards for all of our Named Executive Officers, except we decreased the number of PSUs granted to our CEO in fiscal 2018. We simplified the fiscal 2018 PSU structure for all of our Named Executive Officers so that vesting is based on achievement of one financial metric, in addition to continued service over a four-year period.

Executive Compensation Governance Highlights

Below we summarize certain executive compensation-related practices that were in effect during fiscal 2017 and that we believe serve our shareholders’ long-term interests.

What We Do
✓	Maintain an executive compensation program designed to align pay with performance, so that significant performance-based compensation is tied to goals that are aligned with our business strategy.
✓	Structure total compensation as a balanced mix of fixed and variable compensation, with an emphasis on variable, “at-risk” performance-based compensation.
✓	Structure total compensation as a balanced mix of short- and long-term compensation, with an emphasis on long-term compensation.
✓	Conduct an annual “say on pay” advisory vote.
✓	Maintain a clawback policy.
✓	Utilize robust stock ownership guidelines for executive officers and directors.
✓	Have double-trigger severance arrangements starting with executive officers hired in fiscal 2015.
✓	Maintain a policy against hedging and pledging of company stock.
✓
Retain an independent compensation consultant to assist the Compensation Committee in designing and evaluating our executive compensation policies and programs and periodically conduct a compensation risk review.

What We Do Not Do
✗	Provide tax gross-up for change of control payments or benefits, starting with executive officers hired in fiscal 2015.
✗	Provide “single-trigger” equity acceleration in change of control plans, starting with executive officers hired in fiscal 2015.
✗	Provide excessive perquisites.
✗	Provide guaranteed bonuses.

Abaxis, Inc. Form 10-K/A

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

Abaxis, Inc. Form 10-K/A

Executive Compensation Program Objectives and Framework

For fiscal 2017, the principal elements of our executive compensation program are summarized in the following table and described in detail in “Executive Compensation Components” below.

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

To further link executive officers’ interests with those of our shareholders, as all equity compensation is paid in, and valued dependent upon the trading price of shares of, Abaxis stock.

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
the individual executive officer’s level of responsibilities, ability to contribute to and influence our long-term results and individual performance.

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

In fiscal 2017, RSUs represented approximately 26%-35% of an executive officer’s annual long-term incentive opportunity based on the value of the awards as reported in the Summary Compensation Table.

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

In fiscal 2017, PSUs represented approximately 65%-74% of an executive officer’s annual long-term incentive opportunity based on the value of the awards as reported in the Summary Compensation Table.

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

Executive compensation is reviewed annually by our Compensation Committee and Board of Directors, and adjustments are made to reflect our objectives and competitive conditions. Our executive compensation review process includes our Compensation Committee engaging an independent compensation consulting advisor annually to provide it with advice regarding executive officer compensation (including base salaries, performance bonuses and long-term equity compensation, as needed), to advise on other matters as may be required (see “Compensation-Setting Process—Competitive Market Analysis” below) and to assess compensation market practices by reference to a compensation peer group developed by our independent executive compensation advisor. Additionally, the Board of Directors and/or our Compensation Committee, with the assistance of outside counsel, annually reviews our equity

Abaxis, Inc. Form 10-K/A

incentive plans prior to the granting of any equity incentive awards to executive officers, to ensure compliance therewith. All of our equity awards granted to our executive officers during fiscal 2017 were granted under and subject to the terms of our 2014 Equity Incentive Plan as amended from time to time, or the 2014 Plan, which originally became effective in October 2014 and was last approved by our shareholders in October 2016.

Pay-for-Performance Philosophy

Our executive compensation is weighted heavily toward at-risk, performance-based compensation designed to align the interests of our Named Executive Officers with those of our shareholders. Annual cash incentive bonus and equity incentive awards (in the form of RSUs and PSUs) comprise a significant portion of the Named Executive Officers’ total compensation. Based on our fiscal 2017 financial plan, the Compensation Committee sets the performance metrics and establishes target compensation at the beginning of the performance period. Performance goals for the annual cash incentive bonus and PSUs are set to be rigorous, requiring significant performance achievement, and payout is capped at 2x target (for the annual cash incentive bonus) and 1x target (for PSUs).

Performance-Based Cash Bonus

The fiscal 2017 corporate performance metrics and specific financial targets for the Named Executive Officers to earn a cash bonus payout were as follows:

Performance Metric (and Weighting)	Target Performance Goal	Achievement Threshold (1)	Actual Achievement as a Percentage of Target	Payout Percentage (2)
Revenues (50% Weight)
• Revenues worldwide (3)	$240.9 million	90%	94%	70%
• Revenues for North America veterinary market and revenues from Latin America and the U.S. Government (4)	$160.8 million	90%	94%	70%
Income from continuing operations before income tax provision (50% Weight) (5)	$47.3 million	90%	95%	75%
(1)	“Threshold” refers to the minimum level of achievement of the target performance goal necessary to earn any bonus payout under the plan.
(2)	The bonus payout percentage depends on the level of the performance metric achieved over the threshold. Additional information on bonus payment calculation is described in “Executive Compensation Components - Annual Cash Incentive Bonus—Bonus Calculations.”
(3)	Revenues target for the Named Executive Officers (other than Dr. Tockman) were based on revenues worldwide.
(4)	Revenues target for Dr. Tockman was based on revenues for the North America veterinary market and from Latin America and the U.S. Government.
(5)	Actual achievement and the resulting payout percentage figures above reflect the Compensation Committee’s decision to exclude the gain from the sale of our equity investment in Scandinavian Micro Biodevices APS, or SMB, thereby reducing the actual fiscal 2017 income from continuing operations before income tax provision by $6.1 million. Without such reduction, the actual income from continuing operations before income tax provision was $51.1 million, which would have resulted in an actual achievement as a percentage of target of 99% and a payout percentage of 91%.

Annual cash incentive bonuses for our Named Executive Officers in fiscal 2017 were contingent on the achievement of the specified corporate performance goals described above. As further described under “Executive Compensation Components—Annual Cash Incentive Bonus—Bonus Calculations,” the Compensation Committee determined that the pre-determined revenues and income from continuing operations before income tax provision goals for fiscal 2017 were satisfied at an aggregate performance level of 94% and 95%, respectively, and therefore, the Named

Abaxis, Inc. Form 10-K/A

Executive Officers earned 73% of their target annual bonus awards for fiscal 2017. These performance and payout percentages reflect the Compensation Committee’s negative discretion to exclude the gain from a strategic investment from the calculation of the performance metric achievement, thereby resulting in a lower performance and payout percentage for each of the Named Executive Officers.

Performance-Based Equity Incentive Awards

The PSUs granted to our Named Executive Officers in fiscal 2017 vested based on (1) achieving specified financial targets over a single-fiscal year performance period and (2) the executive officer remaining in the service of Abaxis over a four-year vesting period. Each PSU award is based on two specified corporate performance targets for fiscal 2017 (90% of a target performance goal and 100% of a target performance goal). For our Named Executive Officers (other than the Chief Executive Officer), the performance goals are equally weighted at 50%. For our Chief Executive Officer, the performance goals were more heavily weighted towards higher performance, with goals weighted at approximately 35% and 65% for vesting upon achievement of the 90% and 100% target performance goal, respectively, to further enhance the pay for performance nature of the PSUs granted to our Chief Executive Officer and incentivize achievement of the target performance goal.

The specific fiscal 2017 financial targets and vesting schedule for the PSUs granted to our Named Executive Officers were as follows:

Performance Metric (and Weighting)	Target Performance Goal	Performance-Based Vesting Schedule	Service-Based Vesting Date
Income from continuing operations before income tax provision (100%) (1)	$47.3 million	• Achievement > 90% of target goal, 25% vest (18% for CEO)	May 2, 2019
		• Achievement > 90% of target goal, 25% vest (18% for CEO)	May 2, 2020
		• Achievement > 100% of target goal, 25% vest (32% for CEO)	May 2, 2019
		• Achievement > 100% of target goal, 25% vest (32% for CEO)	May 2, 2020
(1)	The performance metric used to calculate the target performance goal was originally income from continuing operations and subsequently adjusted by the Compensation Committee to be income from continuing operations before income tax provision. See “Long-Term Equity Incentive Compensation—Vesting Structure.” for more information. There was no modification or adjustment to the actual target performance goal.

For fiscal 2017, the Compensation Committee determined that our actual performance and corresponding vesting percentages, with respect to the target goal were as follows:

Performance Metric (and Weighting)	Actual Performance	Actual Performance as a Percentage of Target	Actual Performance Criteria Vesting Percentage
Income from continuing operations before income tax provision (100%)	$51.1 million	108%	100%

In April 2017, the Compensation Committee determined that the income from continuing operations before income tax provision for fiscal 2017 was above 100% of the target goal required to vest, and accordingly, the performance criteria based on financial goals were achieved during fiscal 2017, and therefore each executive officer became eligible to earn his fiscal 2017 PSU award if he satisfies the additional timed-based service criteria for the award to vest.

Abaxis, Inc. Form 10-K/A

Significant At-Risk Compensation

We continue to deliver a significant portion of our executive officer compensation in the form of variable, at-risk pay in furtherance of our pay-for-performance philosophy. The charts below illustrate the fiscal 2017 target total direct compensation pay mix, comprised of base salary, target bonus opportunity under the fiscal 2017 cash bonus incentive plan and actual fiscal 2017 long-term incentive awards (presented using their grant date fair values as computed in accordance with Accounting Standards Codification 718, or ASC 718) for the Chief Executive Officer and other Named Executive Officers. As illustrated below, approximately 88% of our Chief Executive Officer’s and 85% of our other Named Executive Officers’ total target direct compensation was variable and at-risk (consisting of target cash incentive bonus and long-term equity awards, presented using their grant date fair value and incremental fair value, as calculated in accordance with ASC 718).

As shown in the above charts, for fiscal 2017, we structured approximately 70% of our Chief Executive Officer’s target total direct compensation and approximately 58% for the other Named Executive Officers’ target total direct compensation in the form of long-term incentive awards, the actual economic value of which will depend directly on our long-term success and the performance of our stock price over the period during which the awards vest.

The following charts illustrate the mix of non-performance-based equity compensation (RSUs) and performance-based equity compensation (PSUs) awarded to our Chief Executive Officer and our other Named Executive Officers, for fiscal 2017, based on the grant date and incremental fair value of the RSUs and PSUs awarded, as calculated in accordance with ASC 718.

As shown in the above charts, the equity awards granted to our Named Executive Officers are heavily weighted toward PSUs, which will only be eligible to vest if the specified performance goals and a four-year service period are met.

Abaxis, Inc. Form 10-K/A

Compensation-Setting Process

Role of Our Compensation Committee

Our Compensation Committee, which operates under a written charter adopted by the Board of Directors, is primarily responsible for reviewing and recommending to the Board of Directors the compensation arrangements for our executive officers for approval by the Board of Directors. In carrying out these responsibilities, the Compensation Committee reviews all components of executive officer and director compensation for consistency with the Compensation Committee’s compensation philosophy as in effect. In connection with its review and recommendations, our Compensation Committee also considers the recommendations of our Chief Executive Officer, Mr. Severson, regarding the compensation of our executive officers who report directly to him. These recommendations generally include annual adjustments to compensation levels and an assessment of each executive officer’s overall individual contribution, scope of responsibilities and level of experience. Our Compensation Committee gives considerable weight to Mr. Severson’s recommendations because of his direct knowledge of each executive officer’s performance and contribution to our financial performance. However, Mr. Severson does not participate in the determination of his own compensation.

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

Competitive Market Analysis

In February 2016, our Compensation Committee engaged Pay Governance, an independent executive compensation advisor, to review our executive and director compensation programs. Pay Governance, with input from the Compensation Committee, reviewed the prior peer group used by the Compensation Committee and, developed an updated group of 15 companies, or the Compensation Peer Group, that it determined were appropriate as a comparative frame of reference in making compensation decisions. This Compensation Peer Group represented similarly-situated medical device and diagnostic companies that were identified by Pay Governance as companies with similar financial growth and as competitors for executive talent. The following companies comprised the Compensation Peer Group used for reference in making fiscal 2017 executive compensation decisions:

Compensation Peer Group

Abiomed, Inc.	ICU Medical, Inc.	Quidel Corporation
AngioDynamics, Inc.	Luminex Corporation	Sequenom, Inc.
Cepheid	Meridian Bioscience, Inc.	SurModics, Inc.
DexCom, Inc.	Neogen Corporation
Genomic Health, Inc.	NxStage Medical, Inc.
HeartWare International, Inc.	OraSure Technologies, Inc.

Abaxis, Inc. Form 10-K/A

Certain information regarding the size and value of the Compensation Peer Group companies relative to Abaxis is set forth below.

Comparison Group Data

	Revenue	Market Capitalization	EBITDA (1)	Employees
Compensation Peer Group Range (2)	$64 million - $539 million	$168 million - $5,551 million	$(46) million - $100 million	168 – 3,600
Compensation Peer Group Median (2)	$287 million	$837 million	$24 million	752
Abaxis, Inc. (2)	$214 million	$1,028 million	$42 million	582
(1)	Represents earnings before interest, taxes, depreciation and amortization.
(2)	Data is based on information at the time of the review of the executive and director compensation programs and development of the Compensation Peer Group in February 2016.

In April 2016, Pay Governance prepared an analysis of the market data obtained from the Compensation Peer Group and the executive compensation program in comparison to such market data. The market data obtained regarding the Compensation Peer Group was considered by the Compensation Committee in its fiscal 2017 executive compensation decisions as a point of reference. Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it necessary or appropriate and intend to retain one each year.

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

Shareholder Advisory Vote on Executive Compensation

At our Annual Meeting of Shareholders held on October 26, 2016, we held an advisory vote on executive compensation. Approximately 87% of the votes cast on the proposal were in favor of our Named Executive Officer compensation as disclosed in the proxy statement. Our Compensation Committee reviewed these final vote results and determined that, given the level of support, no material changes to our executive compensation policies and programs were necessary as a result of the advisory vote on executive compensation.

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

For fiscal 2017 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to make such amounts competitive with those of similarly-situated executives at our peer companies, using the report prepared in April 2016 by Pay Governance as a point of reference, to ensure an appropriate balance in the Named Executive Officers’ compensation mix between cash and equity, to retain employees with the qualifications desired for each particular position and to reward each of the Named Executive Officers for his performance in the prior year. For fiscal 2017, the Compensation Committee made recommendations to target salaries between the 25th and 50th percentile of our Compensation Peer Group. Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile. Our Compensation Committee also considered the recommendations of the Chief

Abaxis, Inc. Form 10-K/A

Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him. However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2017 after considering an analysis of total cash compensation for our executive officers compared to the Compensation Peer Group prepared by Pay Governance and the recommendations of the Compensation Committee. For fiscal 2017 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior fiscal year while maintaining base salaries at an appropriately competitive level for each Named Executive Officer’s position and taking into account the desire to maintain internal pay equity relative to other executive officers, and at the same time reflecting changes in the scope of duties and responsibilities as well as our annual merit-increase budget. Accordingly, the Compensation Committee recommended to the Board of Directors to increase base salaries by 3% from fiscal 2016 to fiscal 2017 for all of our Named Executive Officers (other than Mr. Severson) to reflect business performance from the prior fiscal year, annual merit increases and individual performances. Mr. Severson’s salary increase of 4.5% from fiscal 2016 to fiscal 2017 reflected consideration of the time served in his position, his leadership over an extended period and the importance of Mr. Severson to the continued success of Abaxis.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following fiscal 2017 base salaries (effective July 2016) for our Named Executive Officers:

Named Executive Officer	Fiscal 2017 Base Salary	Fiscal 2017 Percent Increase In Base Salary from Fiscal 2016
Clinton H. Severson	$575,000	4.5%
Ross Taylor	$257,500	3.0%
Kenneth P. Aron, Ph.D.	$298,700	3.0%
Craig M. Tockman, DVM	$298,700	3.0%
Donald P. Wood	$360,500	3.0%

When considering base salaries for fiscal 2018, the Compensation Committee recommended, and the Board of Directors approved, no changes from the base salaries in place for fiscal 2017 for our Named Executive Officers.

Annual Cash Incentive Bonus

Our Compensation Committee annually reviews the design of our annual cash incentive bonus program to ensure that the program continues to reward the achievement of key short-term corporate objectives that ultimately drive long-term corporate achievement. The bonus plan is an “at-risk” compensation arrangement designed to provide market competitive cash incentive opportunities that reward our executive officers for the achievement of the key financial performance goals established. This means that the bonus compensation is not guaranteed. Most importantly, the program is structured to align our short-term incentives with important financial and operational measures and the long-term interests of our shareholders, and to incentivize and reward corporate performance.

The cash incentive bonuses are paid quarterly upon meeting pre-determined quarterly financial goals, with the fourth quarter payout based on annual goals. This quarterly structure is designed to align compensation with our quarterly corporate financial performance, reward achievement of consistent short-term profit growth and profitability and provide executives with a meaningful total cash compensation opportunity (base salary and quarterly bonus). At the beginning of fiscal 2017, the Compensation Committee approved the quarterly and annual financial targets that would support Abaxis’ annual operating plan. The bonus program, along with the specific financial performance goals, is a key element of the Compensation Committee’s pay-for-performance philosophy, and consistent with this philosophy for fiscal 2017, our Named Executive Officers earned bonuses at 73% of their targets, which was commensurate with the level of achievement of the corporate performance goals as determined by our Compensation Committee and Board of Directors.

Target Bonus Opportunities for Fiscal 2017

For fiscal 2017, in evaluating target bonus opportunities, our Compensation Committee generally targeted bonus opportunities, to be at or slightly above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this target as a general guideline for the appropriate level of potential cash bonus

Abaxis, Inc. Form 10-K/A

compensation. The Compensation Committee believed that this was appropriate to ensure we retain and motivate our executives, align pay with performance and target total annual cash opportunities (base salary and target bonus) above the median competitive levels of our Compensation Peer Group. The actual total cash compensation earned could be above or below the 75th percentile of the Compensation Peer Group based on strength of Abaxis’ performance. The target bonus level set by the Compensation Committee is designed to place a high degree of cash compensation at-risk and the Compensation Committee believes it is appropriate to provide for payout opportunities above the median of the Compensation Peer Group, considering that the base salaries of the Named Executive Officers are generally at or below the median of the Compensation Peer Group. The target bonus levels for the Named Executive Officers are designed to incentivize them with respect to future company performance, to place a higher portion of our Named Executive Officers’ compensation at-risk when compared to executives in the Compensation Peer Group and to maintain total compensation at an appropriately competitive level in the industry.

Based on the individual performances of the Named Executive Officers over the prior year, the scope of responsibilities, and considering the Compensation Peer Group analysis of total compensation prepared by Pay Governance in April 2016, the Compensation Committee recommended to the Board of Directors to increase target bonus opportunities for fiscal 2017 by 6.3% for Mr. Severson and by 14.3%-17.6% for our Named Executive Officers (other than Mr. Severson). The $50,000 increase in Mr. Severson’s target bonus reflected the consideration of the time served in his position, his leadership over an extended period and the importance of Mr. Severson to the continued success of Abaxis. For our Named Executive Officers (other than Mr. Severson), the increase of $75,000 in target bonus was set with the aim to maintain internal equity of our executive officers’ (other than our Chief Executive Officer’s) total compensation and to account for increased duties and responsibilities.

In April 2016, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2017 target bonus levels for our executive officers. The following table summarizes the fiscal 2017 target bonus amounts for our Named Executive Officers:

Named Executive Officer	Fiscal 2016 Target Bonus	Fiscal 2017 Target Bonus	Fiscal 2017 Target Bonus Increase From Fiscal 2016
Clinton H. Severson	$800,000	$850,000	6.3%
Ross Taylor	$425,000	$500,000	17.6%
Kenneth P. Aron, Ph.D.	$425,000	$500,000	17.6%
Craig M. Tockman, DVM	$425,000	$500,000	17.6%
Donald P. Wood	$525,000	$600,000	14.3%

Corporate Performance Measures

For fiscal 2017, our Compensation Committee selected revenues and income from continuing operations before income tax provision at the beginning of the fiscal year as the two equally weighted corporate financial performance measures for our executive officer bonus program, which we believe are the most important measures of both annual financial performance and long-term shareholder value.

Each of the fiscal 2017 corporate financial performance measures and target goals are disclosed above under “Executive Compensation Program Overview—Pay-for-Performance Philosophy.” The Compensation Committee selected quarterly revenues and income from continuing operations before income tax provision as the performance metrics under the bonus plan with equal weightings, because it believes that as we are a growth company, revenues is a key element in value creation for our shareholders and an important indicator of our potential for increasing

Abaxis, Inc. Form 10-K/A

long-term shareholder value. Similarly, income from continuing operations before income tax provision is an important indicator of our current profitability, which is also a priority to our shareholders. Quarterly target goals are selected to align compensation with our quarterly corporate financial performance achievement and reward achievement of consistent short-term profit growth.

We annually review the target goals used in our cash incentive bonus program to ensure that they remain aligned with our strategic plan. These growth goals are derived from a rigorous process that involves input from and discussions among the Chief Executive Officer, Chief Financial Officer and the Compensation Committee. Then the Compensation Committee establishes bonus targets for the two equally-weighted performance measures, that are set to be achievable, yet are at a level of difficulty that does not assure that the goals will be met. The bonus targets require executive officers to achieve significant performance of annual corporate financial metrics during the applicable fiscal year. Accordingly, meeting the bonus targets and requires executive officers to improve financial performance on a year-over-year basis and, thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial metrics results are not achieved during a particular fiscal year. In addition to meeting financial goals, we must not exceed a certain failure rate on our reagent discs in order for cash incentives to be paid to our executive officers. Our Compensation Committee has the discretion to reduce bonuses from those calculated from the formulaic calculation methodology established under our annual bonus program as well as to grant bonuses even if the performance goals are not met, which it has done in the past in very special circumstances. The Compensation Committee did not approve any discretionary bonuses for fiscal 2017. However, the Compensation Committee did use its discretion in fiscal 2017 to reduce bonuses from the amounts that would be paid based on actual performance goal achievement, as described below.

Bonus Calculations

Payment of the target bonus is equally weighted between achievement of our quarterly revenues performance goal and our quarterly income from continuing operations before income tax provision performance goal. Bonuses are earned for the first, second and third quarter only if we achieve at least 90% of either of our pre-established quarterly revenues and/or quarterly income from continuing operations before income tax provision goals and also meet any operational goals set by the Compensation Committee. Bonuses are earned in the fourth quarter based on the annual, rather than quarterly, achievement of at least 90% of either of our pre-established annual revenues and/or income from continuing operations before income tax provision goals for the year and also the achievement of any operational goals set by the Compensation Committee. After the initial threshold is met, the amount of the target bonus paid is based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus.

The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, the bonus payments are paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter, the final amount of the bonus earned will be adjusted to reflect overall performance for the fiscal year.

Bonus Decisions and Analysis

The Compensation Committee evaluated our financial performance for each quarter of fiscal 2017 and the level of achievement of each of the two corporate performance measures for those quarters. As noted above, the fiscal 2017 bonus awarded to each Named Executive Officer was based upon the achievement of two equally-weighted financial goals, our revenues (worldwide, or, for solely Dr. Tockman, from North America veterinary market and revenues from Latin American and the U.S. Government) and income from continuing operations before income tax provision. In addition, the Compensation Committee determined that we had satisfied the threshold goal relating to the failure rate on our reagent discs necessary for any bonuses to be paid.

In evaluating the achievement of our corporate performance measures and bonus payouts for fiscal 2017, the Compensation Committee determined that it was appropriate to exclude the gain from the sale of our equity investment in SMB that occurred in August 2016 from the calculation of our income from continuing operations before income tax provision. This use of discretion resulted in reducing the performance goal achievement level and

Abaxis, Inc. Form 10-K/A

ultimate bonus payout for each of our Named Executive Officers. Based on our actual financial performance results and the negative adjustment described above, the Compensation Committee determined that our Named Executive Officers had achieved, on an overall basis, 94% of their target performance goals for fiscal 2017. The actual quarterly and annual results and quarterly and annual targets for fiscal 2017 are summarized below.

Fiscal 2017 (in millions)	Revenues Worldwide		Revenues from North America Veterinary Market, Latin America and the U.S. Government (1)		Income from Continuing Operations Before Income Tax Provision (2)
	Actual	Target	Actual	Target	Actual	Target
First quarter	$57.7	$57.3	$39.1	$39.3	$10.7	$10.2
Second quarter	$58.6	$59.9	$39.2	$40.6	$12.0	$12.2
Third quarter	$52.8	$59.7	$34.8	$38.9	$10.8	$10.9
Fourth quarter	$58.2	$64.0	$38.4	$42.0	$11.6	$14.0
Fiscal 2017	$227.2	$240.9	$151.5	$160.8	$45.0	$47.3
(1)	Applicable for Dr. Tockman only, as Dr. Tockman is responsible for the North America market.
(2)	The actual and target bonus levels for income from continuing operations before income tax provision include bonus expense, if earned. As described above, the actual level for income from continuing operations before income tax provision in the table also reflects a reduction to exclude the gain from the sale of our equity investment in SMB that occurred in August 2016. With such gain included, the fiscal 2017 actual income from continuing operations before income tax provision is $51.1 million.

At least 90% achievement of the target level of the pre-established corporate goal is necessary for any bonus payout. The Compensation Committee recommends and the Board of Directors (with Mr. Severson abstaining) approves the extent of achievement of the performance goals and resulting bonus awards each quarter. On April 26, 2017, the Compensation Committee approved the fiscal 2017 bonuses awarded to each of our Named Executive Officers, based on such achievement, which were as follows:

Named Executive Officer	Total Fiscal 2017 Bonus Awarded	Percentage of Target Bonus
Clinton H. Severson	$616,251	73%
Ross Taylor	$362,500	73%
Kenneth P. Aron, Ph.D.	$362,500	73%
Craig M. Tockman, DVM	$362,500	73%
Donald P. Wood	$435,000	73%

Target Bonus Opportunities for Fiscal 2018

When considering target bonus amounts for fiscal 2018, the Compensation Committee recommended, and the Board of Directors approved, no changes from the target bonus amounts in place for fiscal 2017.

Payment of the target bonus, as identified above, for fiscal 2018, will continue to be equally weighted at 50% for achievement of our quarterly worldwide revenue performance goal (or, in the case of Dr. Tockman, our North America veterinary market, Latin America and the U.S. Government revenue performance goal) and 50% for achievement of our quarterly income from continuing operations before income tax provision performance goal. For fiscal 2018, bonuses will be paid in the same payout structure as the fiscal 2017 bonus discussed in “Annual Cash Incentive Bonus—Bonus Calculations,” according to the specified financial targets for fiscal 2018 as determined by the Compensation Committee.

Long-Term Equity Incentive Compensation

Long-term incentive equity awards are designed as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied to increasing the market value of Abaxis. We make annual grants of long-term incentive equity awards in the first quarter of each fiscal year (or during the fiscal year if necessary for a newly hired or promoted employee) to align our executives’ interests with those of our shareholders, to promote executives’ focus on the long-term financial performance of Abaxis, and, through time-based and

Abaxis, Inc. Form 10-K/A

performance-based vesting requirements, to enhance long-term performance and retention. The Compensation Committee annually reviews the long-term incentive program to ensure that the program continues to support our executive compensation philosophy and compensation program objectives. The Compensation Committee approves all equity award grants to our Named Executive Officers and other executive officers.

In determining the size of equity-based awards, the Compensation Committee considers competitive grant values for comparable positions among the Compensation Peer Group as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and value to Abaxis. The Compensation Committee also considers, in its decision-making process, the executives’ historical total compensation, including prior equity grants, their tenure, responsibilities, experience and value to Abaxis. No one factor is given any specific weighting and the Compensation Committee exercises its judgment to determine the appropriate size and mix of awards.

Under our 2014 Plan (and its predecessor plan, our 2005 Equity Incentive Plan), we are permitted to award a variety of share-based awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards. Since fiscal 2007 we have granted RSUs to our executive officers, and since fiscal 2013, we have also granted RSUs to our executive officers that vest only if certain financial and/or operating goals were achieved, which we refer to as PSUs. Our Compensation Committee has determined that a mix of time-based and performance-based vesting for the equity awards provides an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing variable compensation dependent on performance goal achievement in addition to share value (PSUs) and variable compensation with a more predictable value (RSUs subject to time-based vesting).

Fiscal 2017 Equity Incentive Grants

In April 2016, after considering an analysis of total compensation for our Named Executive Officers and the Compensation Peer Group prepared by Pay Governance, the Compensation Committee determined that for fiscal 2017, a mix of RSU and PSU awards would continue to provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing the two types of variable compensation. The Compensation Committee believed that the equity award program for fiscal 2017 aligns the executives’ focus on the achievement of specific performance goals intended to help position us for future growth. Furthermore, the Compensation Committee believed that our grants of PSUs and RSUs will enhance executive share ownership, further aligning their interests with those of shareholders.

Vesting Structure

The vesting terms of the RSUs and PSUs awarded for fiscal 2017 is summarized in the chart below.

Fiscal 2017 Long-Term Equity Incentive Compensation	Type	RSUs and PSUs
	Vesting for RSUs	Annual vesting over four years (5%, 10%, 15% and 70% on the first, second, third and fourth anniversary of the grant date, respectively)
	Vesting for PSUs	Vesting on the third and fourth anniversary date of grant, based on the achievement of two performance goals
	PSU Metrics for: Corporate performance goal at 90% of target	Minimum vest: 0%; Target and maximum vest: 100%
	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
	Corporate performance goal at 100% of target	Minimum vest: 0%; Target and maximum vest: 100%

RSUs subject to time-based vesting granted to the Named Executive Officers in fiscal 2017, or the FY2017 RSUs, were subject to the following vesting schedule: 5% vesting on the first anniversary of the grant date; additional 10% on the second anniversary of the grant date; additional 15% on the third anniversary of the grant date; and the remaining 70% on the fourth anniversary of the grant date, in each case subject to continuous service to Abaxis during the vesting period. Our Compensation Committee believes that retention of the Named Executive Officers is key to our success and that the time-based vesting schedule of the RSUs helps to retain our Named Executive Officers, particularly because it is heavily weighted towards the end of the four-year vesting period.

Abaxis, Inc. Form 10-K/A

The PSUs granted to our Named Executive Officers in fiscal 2017, or the FY2017 PSUs, consist of the right to receive shares of common stock, only if both of the following criteria are satisfied: (1) Abaxis’ income from continuing operations before income tax provision for the fiscal year ending March 31, 2017, as certified by the Compensation Committee, is equal to or in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of Abaxis until the applicable vesting date set forth below. The FY2017 PSUs are designed with a one-year performance period in order to motivate executive officers to focus their efforts on annual goals and, at the same time, to strengthen and encourage retention as an executive officer must continue employment with us for the awards to vest over the longer-term. Accordingly, the Compensation Committee believes that the FY2017 PSUs act as an incentive over the long-term.

The FY2017 PSUs granted to the Named Executive Officers vest as follows.

Shares Issuable Upon Settlement of Fiscal 2017 PSUs (as a percentage of target shares)	Performance Metric: Income From Continuing Operations Before Income Tax Provision for the YearEnding March 31, 2017 (1)	Vesting date
25% (18% for Mr. Severson)	90% of target	May 2, 2019
25% (18% for Mr. Severson)	90% of target	May 2, 2020
25% (32% for Mr. Severson)	100% of target	May 2, 2019
25% (32% for Mr. Severson)	100% of target	May 2, 2020
(1)	The calculation of the performance metric was adjusted in January 2017, as described below.

The Compensation Committee determined the target level of achievement of the performance metric should be set at $47.3 million, which the Compensation Committee determined was sufficiently rigorous to incentivize and reward for performance designed to increase shareholder value. To further enhance the rigor of the performance goals and incentivize higher levels of performance, the Compensation Committee structured a greater portion of Mr. Severson’s award to vest only upon achievement of 100% of the target. The FY2017 PSUs are capped at target, so the greatest number of shares a Named Executive Officer could earn, regardless of performance, is the target number of PSUs awarded.

The Compensation Committee selected annual income from continuing operations as the performance metric on which the target goal for the FY2017 PSUs to vest is measured, as it believes that this is an important measurement of Abaxis’ performance and effectiveness of achieving financial strategies, in terms of cost controls, and for that reason, it establishes target levels to achieve operating income growth and return long-term shareholder value. In January 2017, the Compensation Committee recommended, and our Board of Directors approved, adjusting the measurement of the FY2017 PSU target goal to be based on our income from continuing operations before income tax provision, rather than our income from continuing operations. The Compensation Committee and Board of Directors determined it was appropriate to adjust the measurement to include investments, in particular the gain from the sale of our equity investment in SMB that occurred in August 2016, given that it increased our financial results in fiscal 2017, and reflected management’s ability to identify value-added investment opportunities to increase long-term shareholder value.

On April 26, 2017, the Compensation Committee determined that our income from continuing operations before income tax provision for fiscal 2017 was above 100% of target and, accordingly, the FY2017 PSUs for all of our Named Executive Officers became eligible to vest in full, if each executive officer completes the remaining timed-based service criteria necessary for the award to vest.

Amount and Mix of Awards

In determining the appropriate amount of equity incentive grants to award to the Named Executive Officers for fiscal 2017, the Compensation Committee generally aimed for long-term equity incentive compensation awards, when taken together with the base salary and annual incentive compensation opportunities provided to the Named Executive Officers, to result in actual total direct compensation to the Named Executive Officers to fall above the median of the Compensation Peer Group, so that the Named Executive Officers would have the opportunity to earn above median pay when key performance targets were achieved. However, the Compensation Committee used the Compensation Peer Group data solely as a reference point in making equity award decisions, considering individual, company, and stock performance, as compared to similarly-situated executive officers in our Compensation Peer

Abaxis, Inc. Form 10-K/A

Group and in our industry generally. The Compensation Committee has determined that providing compensation at these levels, allowing for above median pay when performance goals are achieved, would provide incentives to attract and retain highly qualified executives over the long-term.

For fiscal 2017, the Compensation Committee considered the prior equity grants awarded to our Named Executive Officers and determined it was appropriate to deliver the same number of RSUs granted to each of our Named Executive Officers in fiscal 2016, but adjust the number of PSUs. Specifically, the Compensation Committee decreased the number of PSUs granted in fiscal 2016 to each of our Named Executive Officers (other than Mr. Severson) from 24,000 to 16,000. The Compensation Committee decreased the PSUs because it determined that the decreased number (and grant date fair value) of fiscal 2017 awards was appropriate based on a variety of factors, including the historical grants to such Named Executive Officers, company performance, individual performance and data from the Compensation Peer Group. The Compensation Committee awarded the same size grant to each of the Named Executive Officers to maintain internal pay equity amongst the executive team, excluding Mr. Severson.

Our Compensation Committee granted Mr. Severson a relatively larger number of PSUs in fiscal 2017 than in fiscal 2016, increasing the PSUs granted to Mr. Severson from 36,000 in fiscal 2016 to 51,000 in fiscal 2017 in special recognition of his past performance and executive leadership and to promote retention through the entire service period. The Compensation Committee viewed this increased award as a special one-time incentive appropriate for fiscal 2017 (Mr. Severson’s fiscal 2018 PSU grant returned to the size awarded in fiscal 2016, as described below) and was mindful that they had changed the structure of Mr. Severson’s fiscal 2017 equity award in two important ways: (1) a greater portion of the PSU vested only upon meeting target performance (rather than 90% of target performance) and (2) a greater portion of Mr. Severson’s total fiscal 2017 equity award was delivered in the form of PSUs than the other Named Executive Officers’ fiscal 2017 equity awards. The Committee believes both of these changes further emphasize pay-for-performance and further align Mr. Severson’s equity compensation with the execution of our business strategy and creation of long-term shareholder value.

In April 2016, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2017 long-term equity incentive compensation awards for our Named Executive Officers. The following table summarizes the fiscal 2017 RSUs and PSUs awarded to our Named Executive Officers.

Named Executive Officer	RSUs Granted in Fiscal 2017 (#)	PSUs Granted in Fiscal 2017 Target Shares (#)
Clinton H. Severson	19,000	51,000
Ross Taylor	9,000	16,000
Kenneth P. Aron, Ph.D.	9,000	16,000
Craig M. Tockman, DVM	9,000	16,000
Donald P. Wood	9,000	16,000

The Compensation Committee chose to structure the fiscal 2017 equity awards granted to the Named Executive Officers to be more heavily weighted towards those with performance-based vesting (the PSUs), to further its policy of providing performance-based pay that is directly aligned with our performance. Accordingly, Mr. Severson received 73% of his fiscal 2017 equity awards in the form of PSUs and each of our other Named Executive Officers received, 64% of their fiscal 2017 equity awards in the form of PSUs.

Fiscal 2018 Equity Incentive Grants

In April 2017, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee again determined that a mix of RSU and PSU awards would be appropriate, for the reasons described above. RSUs granted in fiscal 2018 to the Named Executive Officers continued to have the four-year time-based vesting terms as described above for RSUs granted in fiscal 2017.

The PSUs granted to our Named Executive Officers in fiscal 2018, or the FY2018 PSUs, consist of the right to receive shares of common stock, only if both of the following criteria are satisfied: (1) Abaxis’ income from continuing operations before income tax provision for the fiscal year ending March 31, 2018, as certified by the Compensation Committee, is equal to or in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of Abaxis until the applicable vesting date set forth below.

Abaxis, Inc. Form 10-K/A

The FY2018 PSUs granted to our Named Executive Officers contained the foregoing time-based and performance-based vesting terms.

•	50% of the shares subject to an award vest in full upon achieving 90% of income from continuing operations before income tax provision target and continuous service until the third anniversary of the date of grant; and
•	50% of the shares subject to an award vest in full upon achieving 90% of income from continuing operations before income tax provision target and continuous service until the fourth anniversary of the date of grant.

In April 2017, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2018 long-term equity incentive compensation for our Named Executive Officers. As in fiscal 2017, our Named Executive Officers received a substantially greater portion of their fiscal 2018 restricted stock units in the form of PSUs. The Compensation Committee and Board of Directors determined not to increase the shares awarded under any of the fiscal 2018 equity awards granted to each of our Named Executive Officers and to decrease the number of shares delivered to Mr. Severson as PSUs. The following table summarizes the fiscal 2018 RSUs and PSUs awarded to our Named Executive Officers.

Named Executive Officer	RSUs Granted in Fiscal 2018 (#)	PSUs Granted in Fiscal 2018 Target Shares (#)
Clinton H. Severson	19,000	36,000
Ross Taylor	9,000	16,000
Kenneth P. Aron, Ph.D.	9,000	16,000
Craig M. Tockman, DVM	9,000	16,000
Donald P. Wood	9,000	16,000

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

Clawback Policy

Since January 2014, we have maintained a compensation clawback policy that includes, among other things, provisions permitting our Board to require executive officers to repay to us certain amounts in the event of a restatement of our financial statements due to material noncompliance with any financial reporting requirement. The policy permits our Board to seek recoupment from executive officers from any of the following sources: prior incentive compensation payments; future payments of incentive compensation; cancellation of outstanding equity awards; future equity awards; and direct repayment. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 further expanded the reach of mandatory recoupment policies, but the Securities and Exchange Commission has yet to provide final guidance for implementation of such requirements. We will comply with any final recoupment policy guidance.

Abaxis, Inc. Form 10-K/A

Stock Ownership Guidelines

We maintain stock ownership guidelines for our executive officers and directors, as follows:

Position	Stock Ownership Guideline
Chief Executive Officer	7x base salary
Executive Officers (other than the Chief Executive Officer)	3x base salary
Directors	5x annual cash retainer

These guidelines require that executives and directors be meaningfully invested in Abaxis’ stock and therefore be personally invested in Abaxis’ performance to ensure strong alignment with shareholder interests. Our stock ownership guidelines were adopted in 2011 and require all executive officers and directors through the first day of each of Abaxis’ fiscal years beginning with April 1, 2016 to accumulate enough shares to satisfy the stock ownership requirements. All of our Named Executive Officers meet these guidelines and our Chief Executive Officer’s stock ownership was 65.7 times his base salary as of May 31, 2017.

Employment Agreements

We may enter into employment agreements or offer letter agreements with our executive officers that include negotiated provisions regarding their initial base salary, relocation bonus, as well as provisions regarding repayment thereof in the event of cessation of employment. Severance is generally governed by our Severance Plan (described more fully in “Executive Compensation—Severance and Change in Control Agreements”), and salaries (and target bonus and equity awards) for all of our Named Executive Officers are determined by our Compensation Committee as described herein. For a description of the terms of each such agreement, see “Executive Compensation—Summary Compensation Table—Employment Agreements.”

Severance and Change in Control Agreements

We have adopted a Severance Plan to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include our senior managers who are selected by the Board of Directors. Each of our Named Executive Officers is designated as a participant in the Severance Plan. For a description of the terms of our Severance Plan, see “Executive Compensation—Severance and Change in Control Agreements.”

Compensation Policies and Practices as They Relate to Risk Management

The Company believes that its compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on the Company. The mix of fixed and variable, annual and long-term, and cash and equity compensation is designed to encourage actions in the Company’s long-term best interests.

The Compensation Committee oversees the risk associated with our executive compensation program and considers the impact of incentives created by the compensation awards that it administers, on the Company’s risk profile. The Compensation Committee works periodically with our outside compensation consultant Pay Governance to ensure our compensation plans are appropriately balanced and incentivize employees to act in the best interests of our shareholders. In fiscal 2017, our Compensation Committee assessed the risks related to the Company’s compensation policies and concluded that the mix and design of these policies and practices do not encourage our employees to take excessive risks that are reasonably likely to have a material adverse effect. In connection with its evaluation, our Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives.

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

Abaxis, Inc. Form 10-K/A

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

Abaxis, Inc. Form 10-K/A

COMPENSATION COMMITTEE REPORT(1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2017.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2017.

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

Abaxis, Inc. Form 10-K/A

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2017, 2016 and 2015, the compensation awarded or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers as of March 31, 2017 (collectively, our “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)(4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)		Total ($)
Clinton H. Severson	2017	571,346	—	3,231,980	616,251	12,493	(7)	4,432,070
Chief Executive Officer and	2016	542,115	—	3,029,400	776,000	13,679		4,361,194
Chairman of the Board (1)	2015	498,231	302,260	2,245,100	889,000	13,858		3,948,449

Ross Taylor (8)	2017	256,731	—	1,141,180	362,500	26,230	(9)	1,786,641
Chief Financial Officer,	2016	239,808	—	1,377,000	412,250	25,044		2,054,102
Vice President of Finance and
Secretary

Kenneth P. Aron, Ph.D.	2017	297,808	—	1,141,180	362,500	26,791	(10)	1,828,279
Chief Technology Officer	2016	289,808	—	1,817,640	412,250	26,895		2,546,593
	2015	276,154	183,515	1,347,060	539,750	27,322		2,373,801

Craig M. Tockman, DVM	2017	297,808	—	1,141,180	362,500	26,681	(11)	1,828,169
Vice President of Animal Health	2016	284,962	—	1,817,640	412,251	26,768		2,541,621
Sales and Marketing for
North America

Donald P. Wood	2017	359,423	—	1,141,180	435,000	20,304	(12)	1,955,907
President and	2016	348,462	—	1,817,640	509,250	21,090		2,696,442
Chief Operating Officer	2015	291,308	226,695	1,347,060	666,750	21,515		2,553,328
(1)	Mr. Severson is not compensated in his role as a director. The amounts shown reflect compensation earned as an employee only.
(2)	Represents discretionary bonuses earned in the fiscal year specified. In fiscal 2017 and 2016, no discretionary bonuses were awarded.
(3)	Awards consist of RSUs and PSUs granted to the Named Executive Officer in the fiscal year specified. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). Amounts listed in this column represent the grant date fair value and incremental fair value as of the modification date, as applicable, of the awards granted (or modified) in the fiscal year indicated, as computed in accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” or ASC 718. For a discussion of the assumptions used in determining the fair value of awards of RSUs and PSUs in the above table and other additional information on the RSUs and PSUs granted, see Note 16 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 30, 2017.
(4)	For PSUs, such grant date fair value is based on the probable outcome of the performance conditions as of the grant date, in accordance with ASC 718. Assuming the highest level of performance conditions were met, the grant date fair value of FY2017 PSUs would be as follows: (a) Mr. Severson, $2.3 million, (b) Mr. Taylor, $0.7 million, (c) Dr. Aron, $0.7 million, (d) Dr. Tockman, $0.7 million and (e) Mr. Wood, $0.7 million. An amendment to the FY2017 PSUs was approved on January 25, 2017, which was a modification under ASC 718,

Abaxis, Inc. Form 10-K/A

resulting in an incremental fair value for a portion of each of the FY2017 PSUs, computed as of the modification date pursuant to ASC 718, as follows: (a) Mr. Severson, $114,180, (b) Mr. Taylor, $27,680, (c) Dr. Aron, $27,680, (d) Dr. Tockman, $27,680 and (e) Mr. Wood, $27,680.

(5)	Represents the cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under our “Compensation Discussion and Analysis” above. The annual cash bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly revenues and/or quarterly income before income tax provision goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.
(6)	Amounts listed are based upon our actual costs expensed in connection with such compensation.
(7)	In fiscal 2017, consists of $6,249 in supplemental health plan expenses reimbursed by us, $377 in group life insurance paid by us, $423 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $5,000 in matching contributions made by us to Mr. Severson’s 401(k) account.
(8)	Mr. Taylor was appointed to the position of Chief Financial Officer, Vice President of Finance and Secretary effective August 1, 2015. The amounts for fiscal 2016 reflect all of Mr. Taylor’s compensation from Abaxis earned from April 1, 2015 to March 31, 2016.
(9)	In fiscal 2017, consists of $20,636 in supplemental health plan expenses reimbursed by us, $371 in group life insurance paid by us, $233 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $4,798 in matching contributions made by us to Mr. Taylor’s 401(k) account.
(10)	In fiscal 2017, consists of $20,636 in supplemental health plan expenses reimbursed by us, $430 in group life insurance paid by us, $423 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $5,000 in matching contributions made by us to Dr. Aron’s 401(k) account.
(11)	In fiscal 2017, consists of $20,636 in supplemental health plan expenses reimbursed by us, $430 in group life insurance paid by us, $423 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $5,000 in matching contributions made by us to Dr. Tockman’s 401(k) account.
(12)	In fiscal 2017, consists of $14,357 in supplemental health plan expenses reimbursed by us, $377 in group life insurance paid by us, $244 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $5,000 in matching contributions made by us to Mr. Wood’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation

The following table sets forth the percentage of base salary and annual cash incentive bonus that was earned by each Named Executive Officer as a percentage of total compensation for fiscal 2017.

Named Executive Officer	Base Salary As a Percentage of Total Compensation (1)	Annual Cash Incentive Bonus As a Percentage of Total Compensation (1)
Clinton H. Severson	13%	14%
Ross Taylor	14%	20%
Kenneth P. Aron, Ph.D.	16%	20%
Craig M. Tockman, DVM	16%	20%
Donald P. Wood	18%	22%
(1)	Total compensation is defined as total compensation as reported in the “Summary Compensation Table” for fiscal 2017. Included in the total compensation are long-term equity incentive awards with performance-based vesting criteria. PSUs only provide an economic benefit if the performance goals are achieved.

Abaxis, Inc. Form 10-K/A

Employment Agreements

In October 2010, we entered into an employment agreement with Clinton H. Severson, our Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005. The amended and restated employment agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, RSUs, PSUs and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described below in “Severance and Change in Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement.

On April 29, 2015, we entered into an offer letter agreement with Mr. Taylor in connection with his appointment as Chief Financial Officer, effective as of August 1, 2015. The offer letter provides a relocation bonus of $25,000, which was paid to Mr. Taylor when he was hired in October 2015 as the Vice President of Business Development and Investor Relations. The relocation bonus must be repaid, up to the full $25,000 amount, if Mr. Taylor resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before October 20, 2018, the four year anniversary of Mr. Taylor’s initial employment start date with Abaxis, with the repayment amount pro-rated based on the time of such resignation or termination. However, if there is a change in control of Abaxis prior to October 20, 2018, and Mr. Taylor remains an employee of our Company through such change in control, he does not need to repay the relocation bonus. Additionally, the offer letter agreement provides that Mr. Taylor will be a participant in the Severance Plan, on the specific terms and adjustments described in “Severance and Change in Control Agreements.”

On May 1, 2014, we entered into an employment agreement with Dr. Tockman providing for the terms of his promotion to Vice President of Sales and Marketing for North America Animal Health on May 5, 2014, which superseded our previous employment agreement with Dr. Tockman in place prior to his promotion. The employment agreement provides Dr. Tockman with a $100,000 relocation bonus, with repayment terms, up to the full $100,000 amount, if Dr. Tockman resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before May 5, 2018, the four year anniversary of Dr. Tockman’s promotion date, with the repayment amount pro-rated based on the time of such resignation or termination. However, if there is a change in control of Abaxis prior to May 5, 2018 and Dr. Tockman remains an employee of our Company through such change in control, he does not need to repay the relocation bonus. Dr. Tockman’s employment agreement further provides that he will be a participant in the Severance Plan, on the specific terms and adjustments described in “Severance and Change in Control Agreements.”

Abaxis, Inc. Form 10-K/A

Grants of Plan-Based Awards in Fiscal 2017

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)					All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)		Maximum (#)
Clinton H. Severson
Annual cash incentive bonus		212,500	850,000	1,700,000
RSUs	5/2/2016									19,000	846,260
PSUs	5/2/2016				0	51,000	(5)	51,000	(5)		2,385,720	(6)
Ross Taylor
Annual cash incentive bonus		125,000	500,000	1,000,000
RSUs	5/2/2016									9,000	400,860
PSUs	5/2/2016				0	16,000	(7)	16,000	(7)		740,320	(6)
Kenneth P. Aron, Ph.D.
Annual cash incentive bonus		125,000	500,000	1,000,000
RSUs	5/2/2016									9,000	400,860
PSUs	5/2/2016				0	16,000	(7)	16,000	(7)		740,320	(6)
Craig M. Tockman, DVM
Annual cash incentive bonus		125,000	500,000	1,000,000
RSUs	5/2/2016									9,000	400,860
PSUs	5/2/2016				0	16,000	(7)	16,000	(7)		740,320	(6)
Donald P. Wood
Annual cash incentive bonus		150,000	600,000	1,200,000
RSUs	5/2/2016									9,000	400,860
PSUs	5/2/2016				0	16,000	(7)	16,000	(7)		740,320	(6)
(1)	Actual cash performance bonuses, which were approved by the Board of Directors (with Mr. Severson abstaining) upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2017, were paid within one month following the end of the quarter upon achieving the established quarterly revenues and/or quarterly income before income tax provision goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. “Threshold” refers to the minimum amount of annual bonus payable for a certain level of performance under the plan.
(2)	Awards consist of PSUs granted under, and are subject to, the terms of our 2014 Equity Incentive Plan. The PSUs as originally awarded on May 2, 2016 provided that the recipients would receive shares of common stock under the PSUs only if (1) income from continuing operations for the fiscal year ended March 31, 2017 (or, the Performance Vesting Condition) was equal to or in excess of an applicable target amount and (2) the recipient remains in the service of Abaxis until the third or fourth anniversary of the date of grant (or, the Service Vesting Condition). On January 25, 2017, the Compensation Committee approved an amendment to the PSUs to adjust the Performance Vesting Condition to be measured based on the Company’s income from continuing operations before income tax provision, rather than income from continuing operations. See “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation—Vesting Structure.” The Service Vesting Condition and all other terms and conditions of the PSUs were not changed.
(3)	Awards consist of RSUs granted under, and are subject to, the terms of our 2014 Equity Incentive Plan. The four-year time-based vesting terms of the RSUs are as follows, assuming continuous employment: 5% of the shares vest after the first year; 10% of the shares vest after the second year; 15% of the shares vest after the third year; and 70% of the shares vest after the fourth year. Additional information on PSUs granted is described above in “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation—Fiscal 2017 Equity Incentive Grants.”

Abaxis, Inc. Form 10-K/A

(4)	Represents the fair value of the RSUs and PSUs on the date of grant, pursuant to ASC 718. See Note 16 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 30, 2017, for additional information.
(5)	Mr. Severson’s FY2017 PSUs were subject to vesting only if both of the Performance Vesting Condition and the Service Vesting Condition were satisfied as follows:

(i) approximately 18% shares issuable upon settlement of FY2017 PSUs upon satisfying 90% of the Performance Vesting Condition target, and time-based vesting on May 2, 2019;

(ii) approximately 18% shares issuable upon settlement of FY2017 PSUs upon satisfying 90% of the Performance Vesting Condition target, and time-based vesting on May 2, 2020;

(iii) approximately 32% shares issuable upon settlement of FY2017 PSUs upon satisfying 100% of the Performance Vesting Condition target, and time-based vesting on May 2, 2019; and

(iv) approximately 32% shares issuable upon settlement of FY2017 PSUs upon satisfying 100% of the Performance Vesting Condition target, and time-based vesting on May 2, 2020.

Additional information on the FY2017 PSUs is described above in “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation— Fiscal 2017 Equity Incentive Grants.”

(6)	For PSUs, the grant date fair value is based on the probable outcome of the performance conditions as of the grant date, in accordance with ASC 718. Assuming the highest level of performance conditions were met, the grant date fair value of such awards would be as follows: (a) Mr. Severson, $2.3 million, (b) Mr. Taylor, $0.7 million, (c) Dr. Aron, $0.7 million, (d) Dr. Tockman, $0.7 million and (e) Mr. Wood, $0.7 million. Pursuant to ASC 718, the grant date fair value of FY2017 PSUs includes the following incremental fair value computed as of the modification date on January 25, 2017: (a) Mr. Severson, $114,180, (b) Mr. Taylor, $27,680, (c) Dr. Aron, $27,680, (d) Dr. Tockman, $27,680 and (e) Mr. Wood, $27,680. See Footnote (2) and the discussion under “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation—Vesting Structure” for additional information regarding the PSU modification. See also Note 16 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 30, 2017, for additional information.
(7)	PSUs were subject to vesting only if both of the Performance Vesting Condition and the Service Vesting Condition were satisfied as follows:

(i) 25% shares issuable upon settlement of FY2017 PSUs upon satisfying 90% of the Performance Vesting Condition target, and time-based vesting on May 2, 2019;

(ii) 25% shares issuable upon settlement of FY2017 PSUs upon satisfying 90% of the Performance Vesting Condition target, and time-based vesting on May 2, 2020;

(iii) 25% shares issuable upon settlement of FY2017 PSUs upon satisfying 100% of the Performance Vesting Condition target, and time-based vesting on May 2, 2019; and

(iv) 25% shares issuable upon settlement of FY2017 PSUs upon satisfying 100% of the Performance Vesting Condition target, and time-based vesting on May 2, 2020.

Additional information on the FY2017 PSUs is described above in “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation— Fiscal 2017 Equity Incentive Grants.”

Abaxis, Inc. Form 10-K/A

Outstanding Equity Awards at Fiscal Year End 2017

The following table shows, for the fiscal year ended March 31, 2017, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Clinton H. Severson	4/29/2013	13,300	(2)	645,050
	4/28/2014	16,150	(2)	783,275
	4/28/2014	36,000	(3)	1,746,000
	5/4/2015	18,050	(2)	875,425
	5/4/2015	36,000	(3)	1,746,000
	5/2/2016	19,000	(2)	921,500
	5/2/2016	51,000	(3)	2,473,500

Ross Taylor	10/23/2014	8,500	(2)	412,250
	5/4/2015	8,550	(2)	414,675
	5/4/2015	16,000	(3)	776,000
	5/2/2016	9,000	(2)	436,500
	5/2/2016	16,000	(3)	776,000

Kenneth P. Aron, Ph.D.	4/29/2013	6,300	(2)	305,550
	4/28/2014	7,650	(2)	371,025
	4/28/2014	24,000	(3)	1,164,000
	5/4/2015	8,550	(2)	414,675
	5/4/2015	24,000	(3)	1,164,000
	5/2/2016	9,000	(2)	436,500
	5/2/2016	16,000	(3)	776,000

Craig M. Tockman, DVM	7/29/2013	350	(2)	16,975
	10/24/2013	3,500	(2)	169,750
	4/28/2014	7,650	(2)	371,025
	4/28/2014	16,000	(3)	776,000
	5/4/2015	8,550	(2)	414,675
	5/4/2015	24,000	(3)	1,164,000
	5/2/2016	9,000	(2)	436,500
	5/2/2016	16,000	(3)	776,000

Donald P. Wood	4/29/2013	6,300	(2)	305,550
	4/28/2014	7,650	(2)	371,025
	4/28/2014	24,000	(3)	1,164,000
	5/4/2015	8,550	(2)	414,675
	5/4/2015	24,000	(3)	1,164,000
	5/2/2016	9,000	(2)	436,500
	5/2/2016	16,000	(3)	776,000
(1)	The value of the equity award is based on the closing price of our common stock of $48.50 on March 31, 2017, as reported on the NASDAQ Global Select Market.

Abaxis, Inc. Form 10-K/A

(2)	The four-year vesting terms of the RSUs are as follows, assuming continuous employment: 5% of the shares vest after the first year; 10% of the shares vest after the second year; 15% of the shares vest after the third year; and 70% of the shares vest after the fourth year. Additional information on RSUs granted during fiscal 2017 is described above in “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation—Fiscal 2017 Equity Incentive Grants.”
(3)	The RSUs vest upon satisfying both performance and service criteria. On April 26, 2017, the Compensation Committee determined that Abaxis’ income from continuing operations before income tax provision for fiscal 2017 was above 100% of target and accordingly, because the performance criteria were achieved during fiscal 2017, the FY2017 PSUs became eligible to vest in full, if each executive officer provides continuous employment through the vest date on the third and fourth year following the date of grant. Additional information on RSUs granted and modifications to FY2017 PSUs is described above in “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation—Fiscal 2017 Equity Incentive Grants.”

Option Exercises and Stock Vested in Fiscal 2017

The following table shows all shares of common stock acquired upon all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2017. None of our Named Executive Officers exercised any outstanding stock options during fiscal 2017 and as of the end of fiscal 2017, and there were no outstanding stock options to purchase our common stock.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Clinton H. Severson	21,800	970,820
Ross Taylor	1,450	67,101
Kenneth P. Aron, Ph.D.	10,050	447,555
Craig M. Tockman, DVM	2,525	116,313
Donald P. Wood	10,050	447,555
(1)	The value realized on vesting of RSUs equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

Severance and Change in Control Agreements

Employment Agreements

As described more fully above in “Summary Compensation Table—Employment Agreements,” our Chief Executive Officer, Chief Financial Officer and Vice President of Sales and Marketing for North America Animal Health are entitled to certain severance and change in control payments pursuant to their respective employment or offer letter agreement with us.

Abaxis, Inc. Form 10-K/A

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. Each of our Named Executive Officers is designated as a participant in the Severance Plan.

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

The Severance Plan (with respect to Mr. Taylor and Dr. Tockman, as adjusted by their respective offer letter agreement or employment agreement, respectively) provides that if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

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

Abaxis, Inc. Form 10-K/A

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

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause or he resigned for good cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2017, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2017. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Abaxis, Inc. Form 10-K/A

Potential Payments Upon Termination or Change in Control

The following table includes an estimate of the potential compensation and benefits payable to our Named Executive Officers, in certain termination and change of control situations, assuming that the involuntary termination, change in controls or involuntary termination without cause following a change in control, respectively, occurred on March 31, 2017.

Executive Benefits and Payments Upon Separation	Involuntary Termination (1)		Change In Control (No Termination)		Involuntary Termination Without Cause Following a Change In Control (2)
Clinton H. Severson
Salary and bonus	$2,850,000		—		$2,850,000
Vesting of RSUs	$3,225,250	(3)	$3,225,250	(3)	$3,225,250	(3)
Vesting of PSUs	$5,965,500	(3)	$5,965,500	(3)	$5,965,500	(3)
Health and welfare benefits	$14,986	(4)	—		$14,986	(4)
Excise tax reimbursement and related gross up	—		—		$0	(5)
Total	$12,055,736		$9,190,750		$12,055,736
Ross Taylor
Salary and bonus	—		—		$1,515,000
Vesting of RSUs	—		—		$1,263,425	(3)
Vesting of PSUs	—		—		$1,552,000	(3)
Health and welfare benefits	—		—		$42,480	(6)
Excise tax reimbursement and related gross up	—		—		—
Total	—		—		$4,372,905	(7)
Kenneth P. Aron, Ph.D.
Salary and bonus	—		—		$1,597,400
Vesting of RSUs	—		$1,527,750	(3)	$1,527,750	(3)
Vesting of PSUs	—		$3,104,000	(3)	$3,104,000	(3)
Health and welfare benefits	—		—		$42,978	(6)
Excise tax reimbursement and related gross up	—		—		$0	(5)
Total	—		$4,631,750		$6,272,128
Craig M. Tockman, DVM
Salary and bonus	—		—		$1,597,400
Vesting of RSUs	—		—		$1,408,925	(3)
Vesting of PSUs	—		—		$2,716,000	(3)
Health and welfare benefits	—		—		$42,978	(6)
Excise tax reimbursement and related gross up	—		—		—
Total	—		—		$5,765,303	(7)
Donald P. Wood
Salary and bonus	—		—		$1,921,000
Vesting of RSUs	—		$1,527,750	(3)	$1,527,750	(3)
Vesting of PSUs	—		$3,104,000	(3)	$3,104,000	(3)
Health and welfare benefits	—		—		$29,956	(6)
Excise tax reimbursement and related gross up	—		—		$0	(5)
Total	—		$4,631,750		$6,582,706
(1)	The amounts listed for Mr. Severson are payments upon a termination without cause or upon his resignation for good reason, and are based on the aggregate of two years of salary, bonus, unvested RSUs, unvested PSUs and benefits if his employment with us is terminated for any reason other than cause or if he resigns for good reason (as defined in Mr. Severson’s amended and restated employment agreement effective October 2010).
(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

Abaxis, Inc. Form 10-K/A

(3)	The values of the RSUs and PSUs assume that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $48.50 on March 31, 2017, as reported on the NASDAQ Global Select Market.
(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability, life insurance and long-term care benefits.
(5)	For purposes of computing the Excise Tax reimbursement and related gross up payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2013 through 2017. No Excise Tax reimbursement or related gross up is estimated for Mr. Severson, Dr. Aron or Mr. Wood because the payment or benefit they may receive that would be a “parachute payment” within the meaning of 280G of the Code is estimated to be less than the Code safe harbor limit and thus not subject to Excise Tax.
(6)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.
(7)	Mr. Taylor and Dr. Tockman do not receive an excise tax reimbursement or related gross-up benefit.
(8)	Pursuant to the “best after tax” provision of the Severance Plan, as adjusted by each of Mr. Taylor’s and Dr. Tockman’s respective offer letters, any payment or benefit each may receive that would be a “parachute payment” within the meaning of 280G of the Code subject to an Excise Tax imposed under Section 4999 of the Code will be either paid in full and subject to such Excise Tax or cut back to an amount that will not trigger the Excise Tax, whichever results in the greatest economic benefit to the participant. Based on this provision, each of Mr. Taylor and Dr. Tockman would have received the greatest economic benefit to receive his full severance amount and personally pay his Excise Tax liability. The estimated Excise Tax liability that Mr. Taylor and Dr. Tockman would have been responsible for personally paying was $372,000 and $402,000, respectively.

Abaxis, Inc. Form 10-K/A

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2017.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Total ($)
Vernon E. Altman	33,000	244,970	277,970
Richard J. Bastiani, Ph.D.	35,500	244,970	280,470
Michael D. Casey	28,000	244,970	272,970
Henk J. Evenhuis	38,500	244,970	283,470
Prithipal Singh, Ph.D.	32,000	244,970	276,970
(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of Abaxis and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.
(2)	Each non-employee director listed in the table above was granted an award of 5,500 RSUs on May 2, 2016 under our 2014 Plan. Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718. Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a RSU award). For a discussion of the assumptions used in determining the fair value of awards of RSUs in the above table, see Note 16 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on May 30, 2017. No stock awards were forfeited by our non-employee directors during fiscal 2017.
(3)	As of March 31, 2017, each of our non-employee directors held 5,500 shares subject to outstanding RSUs.

Overview

Our Compensation Committee regularly reviews the elements of our non-employee director compensation program, including, with input as appropriate from outside advisors. In 2016, concurrent with review of the executive compensation programs, Pay Governance also reviewed our non-employee director compensation programs against those of our Compensation Peer Group. We did not implement any modifications to our non-employee director compensation program following such review. The current components of our non-employee director compensation program include cash retainers and meeting fees, as well as reasonable expense reimbursement, as well as discretionary equity awards. We also maintain stock ownership guidelines for directors as indicated above under “Compensation Discussion and Analysis—Other Compensation Policies and Benefits—Stock Ownership Guidelines.” All of our directors meet these guidelines.

Cash Compensation Paid to Board Members

During fiscal 2017, all non-employee directors received an annual retainer of $15,000, pro-rated based on the period of services provided by the non-employee director. The non-employee Chairs of our Audit Committee, Compensation Committee and Nominating Committee received an annual supplement of $13,500, $7,500, and $5,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. Mr. Altman is our lead independent director and receives an annual supplement of $7,000 in connection therewith. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive equity awards under our equity compensation plans, as applicable, but such awards are discretionary and not automatic. In fiscal 2017, 2016 and 2015, each non-employee director received an annual equity award of 5,500, 5,000 and 5,000 RSUs, respectively, under our equity compensation plans, as applicable, for the services provided by the non-employee director during the respective period. Each RSU represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each RSU award will vest in full 12 months after the grant date. Under the terms of the 2005 Plan and of the director agreements under the 2014 Plan, the vesting of each non-employee director RSU award will also be accelerated in full in the event of a “change in control,” as defined in the applicable equity compensation plan.

Abaxis, Inc. Form 10-K/A

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2017 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) holders of at least 5% of our common stock. The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Beneficially Owned (1)
5% Holders:
Brown Capital Management, LLC and The Brown Capital Management Small Company Fund (3)	3,763,823	16.6%
Kayne Anderson Rudnick Investment Management, LLC (4)	2,683,852	11.8%
PRIMECAP Management Company (5)	2,289,200	10.1%
BlackRock, Inc. (6)	2,501,386	11.0%
The Vanguard Group, Inc. (7)	1,918,089	8.5%
Neuberger Berman Group LLC, Neuberger Berman Investment Advisers, LLC, and Neuberger Berman Equity Funds (8)	1,164,852	5.1%
Named Executive Officers: (2)
Clinton H. Severson	572,781	2.5%
Kenneth P. Aron, Ph.D. (9)	100,140	*
Donald P. Wood	57,282	*
Craig M. Tockman, DVM	9,054	*
Ross Taylor	3,300	*
Outside Directors: (2)
Richard J. Bastiani, Ph.D. (10)	52,200	*
Prithipal Singh, Ph.D.	45,000	*
Michael D. Casey	28,700	*
Vernon E. Altman	26,803	*
Henk J. Evenhuis	17,900	*
Executive officers and directors as a group (11 persons) (11)	972,110	4.3%

* Less than 1%.

(1)	The percentages shown in this column are calculated based on 22,654,143 shares of common stock outstanding on May 31, 2017 and include shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the vesting of RSUs and PSUs.
(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.
(3)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 9, 2017 by Brown Capital Management, LLC, reporting sole power to vote and dispose of 2,246,116 and 3,763,823 of the reported shares, respectively; and by The Brown Capital Management Small Company Fund, reporting sole power to vote and dispose of 1,731,348 of the reported shares. The Brown Capital Management Small Company Fund is a registered investment company that is managed by Brown Capital Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E). All of the reported shares are owned by various investment advisory clients of Brown Capital Management, LLC, which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Exchange Act, due to its discretionary power to make investment decisions over such shares for its clients and/or its ability to vote such shares. The business address for Brown Capital Management, LLC and The Brown Capital Management Small Company Fund is 1201 North Calvert Street, Baltimore, MD 21202.
(4)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 9, 2017 by Kayne Anderson Rudnick

Abaxis, Inc. Form 10-K/A

Investment Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 1,857,552 of the reported shares and shared power to vote and dispose of 826,300 of the reported shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(5)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 9, 2017 by PRIMECAP Management Company, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) and a church plan that is excluded from the definition of an investment company under section 3(c)(14) of the Investment Company Act of 1940 reporting sole power to vote and dispose of 2,115,300 and 2,289,200 of the reported shares, respectively. The business address for PRIMECAP Management Company is 177 E. Colorado Boulevard, 11th Floor, Pasadena, CA 91105.
(6)	Based on information set forth in a Schedule 13G/A filed with the SEC on January 12, 2017 by BlackRock, Inc., a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G), reporting sole power to vote and dispose of 2,454,210 and 2,501,386 of the reported shares, respectively. The business address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(7)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 9, 2017 by The Vanguard Group, Inc., an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 43,716 and 1,872,269 of the reported shares, respectively; and shared power to vote and dispose of 3,202 and 45,820 of the reported shares, respectively. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 42,618 of the reported shares and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 4,300 of the reported shares. The business address for The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.
(8)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2017 by Neuberger Berman Group LLC, reporting shared power to vote and dispose of 1,164,852 of the reported shares, by Neuberger Berman Investment Advisers LLC, reporting shared power to vote and dispose of 1,164,852 of the reported shares and by Neuberger Berman Equity Funds, reporting shared power to vote and dispose of 858,080 of the reported shares. Neuberger Berman Group LLC, Neuberger Berman Investment Advisers LLC and Neuberger Berman Equity Funds are a group in accordance with Rule 13d-1(b)(1)(ii)(K). The business address for Neuberger Berman Group LLC, Neuberger Berman Investment Advisers LLC and Neuberger Berman Equity Funds is 1290 Avenue of Americas, New York, NY 10104.
(9)	Includes:
•	99,640 shares held by Dr. Aron; and
•	500 shares held by Mrs. Aron’s IRA.
(10)	Includes:
•	51,900 shares held by Dr. Bastiani; and
•	300 shares held by Dr. Bastiani’s wife.
(11)	Includes:
•	971,760 shares held by all executive officers and directors as a group; and
•	350 shares subject to the vesting of RSUs and PSUs for all executive officers and directors as a group within sixty days of May 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2017, Abaxis had two equity incentive plans, the 2005 Plan and the 2014 Plan, under which our equity securities are authorized for issuance to our employees, directors and consultants. Each of these plans was approved by our shareholders.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock. As of March 31, 2017, there were no warrants outstanding to purchase common stock.

The following table provides aggregate information as of March 31, 2017 regarding (i) outstanding unvested RSUs and PSUs and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Abaxis, Inc. Form 10-K/A

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by our shareholders:
Equity Incentive Plan (2)	974,202	$0.00	(3)	1,307,075
Equity compensation plans not approved by our shareholders:
Warrants to purchase common stock	—	—		—
Total:	974,202	$0.00	(3)	1,307,075
(1)	The shares are available for award grant purposes under the 2014 Plan and exclude shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”
(2)	The 2014 Plan, which was approved by our shareholders on October 22, 2014, is the successor to and continuation of the 2005 Plan.
(3)	Represents outstanding and unvested RSU and PSU awards for which there is no exercise price.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In May 2016, we entered into a distribution agreement with Visual Dynamix. Mr. Gary Tockman is the President and owner of Visual Dynamix and the brother of Dr. Tockman, our Vice President of Animal Health Sales and Marketing for North America. Under the distribution agreement, we agreed to purchase a minimum of 100 units of microscopes or microscopes and camera systems for exclusive worldwide distribution rights. The price per unit is variable and dependent on the volume of units ordered. The initial term of the distribution agreement ended in May 2017, and after the initial term, renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal of sixty days. During fiscal 2017, we purchased and paid Visual Dynamix $0.5 million for inventory products. We market the products purchased from Visual Dynamix worldwide as the VetScan HDmicroscope.

Other than the distribution agreement with Visual Dynamix, there was not, nor is there any currently proposed transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $120,000 and in which any of our executive officers, directors or holder of more than 5% of any class of our voting securities and members of that person’s immediate family had, has or will have a direct or indirect material interest, other than as set forth in “Executive Compensation” and “Director Compensation” above and in “Indemnification Agreements” below.

Indemnification Agreements

We generally enter into indemnity agreements with our directors and executive officers. These indemnity agreements require us to indemnify these individuals to the fullest extent permitted by law.

Related-Person Transactions Policy and Procedures

We have adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is an executive partner or principal or which such person has a 5% or greater beneficial ownership interest (each a “Related Person”), are not permitted to enter into a transaction with us without the prior consent of the Audit Committee. Any request for us to enter into a transaction with a Related Person, in which the amount involved exceeds $120,000 and such Related Person would have a direct or indirect interest, must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction. In addition, the charter of our Audit Committee provides that our Audit Committee is responsible for reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Abaxis, Inc. Form 10-K/A

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

For the fiscal years ended March 31, 2017 and 2016, our independent registered public accounting firm, BPM LLP billed the approximate fees set forth below. All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2017	2016
Audit Fees (1)	$782,000	$755,000
Audit-Related Fees (2)	28,000	28,000
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$810,000	$783,000

______________________________

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly condensed consolidated financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2017 and 2016, these services included attestation services related to Abaxis’ tax deferral savings plan.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring the pre-approval of all audit and non-audit services to be performed for Abaxis by the independent registered public accounting firm. The Audit Committee has considered the role of BPM LLP in providing audit and audit-related services to Abaxis and has concluded that such services are compatible with BPM LLP’s role as Abaxis’ independent registered public accounting firm.

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

Abaxis, Inc. Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2017.

ABAXIS, INC.

By:	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2017
Clinton H. Severson

/s/ Ross Taylor	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	July 28, 2017
Ross Taylor

*	Director	July 28, 2017
Vernon E. Altman

*	Director	July 28, 2017
Richard J. Bastiani, Ph.D.

*	Director	July 28, 2017
Michael D. Casey

*	Director	July 28, 2017
Henk J. Evenhuis

*	Director	July 28, 2017
Prithipal Singh, Ph.D.

*By:	/s/ Clinton H. Severson
Clinton H. Severson As Attorney-in-Fact

Abaxis, Inc. Form 10-K/A

Exhibit Index

Exhibit No.	Description of Document
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

10.18+
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

21.1	Subsidiaries of Abaxis, Inc. (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 21.1 to the Original 10-K and incorporated herein by reference).
23.1
Consent of BPM LLP, Independent Registered Public Accounting Firm (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 23.1 to the Original 10-K and incorporated herein by reference).

24.1	Power of Attorney (included on the Signature Page to the Original 10-K and incorporated herein by reference).
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 31.1 to the Original 10-K and incorporated herein by reference).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 31.2 to the Original 10-K and incorporated herein by reference).

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 32.1 to the Original 10-K and incorporated herein by reference).

32.2#
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 32.2 to the Original 10-K and incorporated herein by reference).

101.INS	XBRL Instance Document (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 101.INS to the Original 10-K and incorporated herein by reference).
101.SCH	XBRL Taxonomy Extension Schema Document (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 101.SCH to the Original 10-K and incorporated herein by reference).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 101.CAL to the Original 10-K and incorporated herein by reference).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 101.LAB to the Original 10-K and incorporated herein by reference).

Abaxis, Inc. Form 10-K/A

Exhibit No.	Description of Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 101.PRE to the Original 10-K and incorporated herein by reference).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the Securities and Exchange Commission on May 30, 2017 as Exhibit 101.DEF to the Original 10-K and incorporated herein by reference).
+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
#	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

Abaxis, Inc. Form 10-K/A