Form 10-Q
period 2017-06-30
ABAXIS INC
filed 2017-08-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐          No ☒

As of August 7, 2017, there were 22,691,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2017	March 31, 2017
Current assets:
Cash and cash equivalents	$91,473	$91,332
Short-term investments	46,190	51,561
Receivables (net of allowances of $357 at June 30, 2017 and $272 at March 31, 2017)	44,022	40,568
Inventories	40,569	39,010
Prepaid expenses and other current assets	4,500	4,997
Net deferred tax assets, current	-	5,644
Current assets of discontinued operations	34	66
Total current assets	226,788	233,178
Long-term investments	32,873	22,171
Investment in unconsolidated affiliates	2,816	2,850
Property and equipment, net	34,281	34,260
Intangible assets, net	1,132	1,171
Net deferred tax assets, non-current	10,749	4,392
Other assets	8,599	7,624
Total assets	$317,238	$305,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,266	$7,517
Accrued payroll and related expenses	8,652	9,606
Accrued taxes	5,719	2,151
Current liabilities of discontinued operations	58	85
Other accrued liabilities	12,329	11,006
Deferred revenue	1,242	1,415
Warranty reserve	1,770	1,663
Total current liabilities	40,036	33,443
Non-current liabilities:
Deferred revenue	1,362	1,460
Warranty reserve	2,771	2,695
Net deferred tax liabilities	226	234
Notes payable, less current portion	253	278
Other non-current liabilities	1,451	1,312
Total non-current liabilities	6,063	5,979
Total liabilities	46,099	39,422
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,654,000 and 22,540,000 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	137,699	135,932
Retained earnings	133,462	130,304
Accumulated other comprehensive loss	(22)	(12)
Total shareholders' equity	271,139	266,224
Total liabilities and shareholders' equity	$317,238	$305,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2017	2016
Revenues	$58,258	$57,696
Cost of revenues	26,314	25,695
Gross profit	31,944	32,001
Operating expenses:
Research and development	6,432	5,233
Sales and marketing	12,501	11,824
General and administrative	4,550	4,202
Total operating expenses	23,483	21,259
Income from operations	8,461	10,742
Interest and other income (expense), net	1,311	(30)
Income from continuing operations before income tax provision	9,772	10,712
Income tax provision	3,442	3,822
Net income	$6,330	$6,890

Net income per share:
Basic net income per share	$0.28	$0.31
Diluted net income per share	$0.28	$0.30
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,616,000	22,465,000
Weighted average common shares outstanding - diluted	22,968,000	22,685,000
Cash dividends declared per share	$0.14	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2017	2016
Net income	$6,330	$6,890
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(17)	15
Tax provision (benefit) on other comprehensive income (loss)	(7)	6
Other comprehensive income (loss), net of tax	(10)	9
Comprehensive income	$6,320	$6,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,330	$6,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,955	1,692
Investment premium amortization, net	240	154
Net loss on disposals of property and equipment	20	26
Foreign exchange (gain) loss	(618)	199
Share-based compensation expense	3,111	2,819
Excess tax benefits from share-based awards (1)	-	(132)
Deferred income taxes	(714)	(396)
Equity in net loss of unconsolidated affiliate	34	34
Changes in assets and liabilities:
Receivables, net	(3,327)	(914)
Inventories	(1,853)	(2,123)
Prepaid expenses and other current assets	478	2,284
Other assets	(973)	(1,447)
Accounts payable	2,726	1,103
Accrued payroll and related expenses	(954)	(419)
Accrued taxes	3,522	739
Other liabilities	1,409	(22)
Deferred revenue	(271)	(216)
Warranty reserve	183	368
Net cash provided by operating activities	11,298	10,639
Cash flows from investing activities:
Purchases of available-for-sale investments	(4,037)	-
Purchases of held-to-maturity investments	(23,588)	(11,369)
Proceeds from maturities and redemptions of available-for-sale investments	1,700	1,000
Proceeds from maturities and redemptions of held-to-maturity investments	20,337	8,425
Purchases of property and equipment	(1,653)	(2,578)
Cash paid for investment in unconsolidated affiliate	-	(2,999)
Net cash used in investing activities	(7,241)	(7,521)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock units	(1,354)	(1,103)
Excess tax benefits from share-based awards (1)	-	132
Dividends paid	(3,172)	(2,700)
Net cash used in financing activities	(4,526)	(3,671)
Effect of exchange rate changes on cash and cash equivalents	610	(244)
Net increase (decrease) in cash and cash equivalents	141	(797)
Cash and cash equivalents at beginning of period	91,332	88,323
Cash and cash equivalents at end of period	$91,473	$87,526
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$(660)	$718
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(10)	$9
Transfers of equipment between inventory and property and equipment, net	$304	$1,537
Net change in capitalized share-based compensation	$10	$(77)
Common stock withheld for employee taxes in connection with share-based compensation	$1,354	$1,103
Repayment of notes payable by credits from municipal agency	$25	$25

(1)  The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”), during the first quarter of 2018. This standard eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statements of cash flows. The Company adopted the guidance prospectively effective April 1, 2017. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2018 or for any interim or future period.

These unaudited condensed consolidated financial statements and related notes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 filed with the SEC on May 30, 2017, and other than the recently adopted accounting pronouncements discussed below, have not changed significantly since such filing.

Adopted Accounting Pronouncements

Employee Share-Based Payment Accounting:  In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”), which simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification in the statement of cash flows. Under the standard, excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital). Additionally, the amendments also provide an alternative to estimate award forfeitures instead of recording at the time of forfeiture.

As of April 1, 2017, we adopted the applicable provisions of ASU 2016-09 as follows:

•
The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the consolidated statement of income when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We adopted the guidance prospectively effective April 1, 2017 and have not revised the classification of the excess tax benefits in the prior year’s condensed consolidated statements of cash flows. Amounts previously recorded to additional paid-in capital related to windfall tax benefits prior to April 1, 2017 remain in shareholders’ equity.

•
The guidance eliminates the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) before companies can recognize them. We have applied the modified retrospective transition method upon adoption. There were no unrecognized excess tax benefits prior to the adoption, therefore, there was no cumulative effects recorded to retained earnings as a result of the adoption.

We also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by ASU 2016-09. The amount of excess tax benefits and deficiencies recognized in our income tax provision in our condensed consolidated statement of income will fluctuate from period to period based on our future stock price in relation to the fair value of stock awards on grant date and our future grants of stock awards and the volume of stock awards settled or vested. The impact of the tax benefits related to share-based payments may be material and may vary significantly each quarter based on the timing of actual settlement and vesting activity. The tax effects of vested awards are treated as discrete items in the reporting period in which they occur.

Balance Sheet Classification of Deferred Taxes:  In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and non-current amounts. As of April 1, 2017, we adopted ASU 2015-17 on a prospective basis. The adoption of this accounting standard resulted in the reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets for our quarter ended June 30, 2017. Other than this reclassification, the adoption of this standard did not have any other significant impact on our condensed consolidated financial statements.

Investments – Equity Method and Joint Ventures:  In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. We elected to early adopt ASU 2016-07 effective January 1, 2017. The impact of this amendment on our condensed consolidated financial statements was not significant. See Note 8, “Investments in Unconsolidated Affiliates” for information on equity method investments.

Recent Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers:  In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 606, “Revenue Recognition.”  ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. The new guidance allows for the standard and all subsequent amendments to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are continuing to evaluate the impact of the adoption of this standard and all subsequent amendments on our consolidated financial statements and have not elected a transition method.

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

Compensation - Stock Compensation:  In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which is applied to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. ASU 2017-09 is effective for us beginning after December 15, 2017, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

During the third quarter of fiscal 2016, we paid the first installment obligation of GBP 750,000, or $1.1 million, based on the GBP to U.S. dollar exchange rate on the date of payment. We paid the remaining installment obligation of GBP 750,000 less post-closing indemnification obligations of certain of the sellers totaling $0.8 million during the third quarter of fiscal 2017, based on the GBP to U.S. dollar exchange rate on the date of payment. Additionally, the post-closing indemnification obligations totaled $0.1 million, based on the GBP to U.S. dollar exchange rate at the obligation date, which we recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximated their fair value due to their short-term nature and no gain or loss was recorded. Our condensed consolidated financial statements include the operating results of our business combination and the consolidation of our acquired entities from the date of acquisition.

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

The results from discontinued operations during the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
Discontinued operations:	2017	2016
Revenues	$154	$181
Cost of revenues	154	181
Gross profit	$-	$-
Net income from discontinued operations	$-	$-

The current assets and liabilities of discontinued operations as of June 30, 2017 and March 31, 2017 were as follows (in thousands):

	June 30, 2017	March 31, 2017
Receivables, net	$34	$66
Total current assets of discontinued operations	$34	$66

Other current liabilities	$58	$85
Total current liabilities of discontinued operations	$58	$85

NOTE 5.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of June 30, 2017 and March 31, 2017 (in thousands).

	Available-for-Sale Investments
June 30, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$8,684	$-	$(34)	$8,650
Municipal bonds	672	-	(3)	669
Total available-for-sale investments	$9,356	$-	$(37)	$9,319

	Held-to-Maturity Investments
June 30, 2017	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$10,209	$-	$(10)	$10,199
Commercial paper	4,974	-	(6)	4,968
Corporate bonds	54,204	1	(213)	53,992
Municipal bonds	357	-	(1)	356
Total held-to-maturity investments	$69,744	$1	$(230)	$69,515

	Available-for-Sale Investments
March 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$6,381	$-	$(4)	$6,377
Municipal bonds	678	-	(16)	662
Total available-for-sale investments	$7,059	$-	$(20)	$7,039

	Held-to-Maturity Investments
March 31, 2017	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$3,735	$1	$(1)	$3,735
Commercial paper	5,588	-	(3)	5,585
Corporate bonds	57,009	-	(186)	56,823
Municipal bonds	361	-	(1)	360
Total held-to-maturity investments	$66,693	$1	$(191)	$66,503

The amortized cost of our held-to-maturity investments approximates their fair value. As of June 30, 2017 and March 31, 2017, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of June 30, 2017 and March 31, 2017, we had unrealized loss on available-for-sale investments, net of related income taxes, of $22,000 and $12,000, respectively. We did not have any redemption of investments in accordance with callable provisions during the three months ended June 30, 2017 and 2016.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of June 30, 2017 and March 31, 2017 (in thousands).

	June 30, 2017		June 30, 2017
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$4,648	$4,637	$41,553	$41,466
Due in 1 to 3 years	4,708	4,682	28,191	28,049
Total investments	$9,356	$9,319	$69,744	$69,515

	March 31, 2017		March 31, 2017
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,381	$6,377	$45,184	$45,124
Due in 1 to 3 years	678	662	21,509	21,379
Total investments	$7,059	$7,039	$66,693	$66,503

NOTE 6.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of June 30, 2017 and March 31, 2017 (in thousands):

	As of June 30, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$579	$-	$-	$579
Available-for-sale investments:
Corporate bonds	-	8,650	-	8,650
Municipal bonds	-	669	-	669
Total assets at fair value	$579	$9,319	$-	$9,898

	As of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$584	$-	$-	$584
Available-for-sale investments:
Corporate bonds	-	6,377	-	6,377
Municipal bonds	-	662	-	662
Total assets at fair value	$584	$7,039	$-	$7,623

As of June 30, 2017 and March 31, 2017, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of June 30, 2017 and March 31, 2017, our Level 2 financial assets consisted primarily of corporate bonds and municipal bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of June 30, 2017 and March 31, 2017, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three months ended June 30, 2017 and 2016.

NOTE 7.	INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	June 30, 2017	March 31, 2017
Raw materials	$17,759	$16,567
Work-in-process	5,906	4,212
Finished goods	16,904	18,231
Inventories	$40,569	$39,010

NOTE 8.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

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

In January 2017, we entered into a letter agreement with the privately-held company. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we agreed to pay a total of up to $1.5 million to the privately-held company, which includes an upfront payment of $0.3 million that we paid in January 2017, and any remaining obligation to the investee is contingent upon the achievement of certain development milestones. As a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control, we accounted for our investment in the privately-held company using the equity method on a prospective basis beginning in January 2017 based on our early adoption of ASU 2016-07. Our allocated portion of net loss in an equity method investment in a privately-held company during the three months ended June 30, 2017 and 2016 was $34,000 and $0, respectively, which we recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income. As of June 30, 2017 and March 31, 2017, the carrying value of our equity method investment in this privately-held company was $2.8 million and $2.9 million, respectively.

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price paid to us for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the period ended September 30, 2016. Our allocated portion of SMB’s net loss during the three months ended June 30, 2017 and 2016 was $0 and $34,000, respectively, which we recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income. As of June 30, 2017 and March 31, 2017, the carrying value of our equity method investment in SMB was $0.

NOTE 9.	OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following (in thousands):

	June 30, 2017	March 31, 2017
Non-current lease receivables	$8,452	$7,476
Other assets	147	148
Total other non-current assets	$8,599	$7,624

Non-current lease receivables represent sales-type leases resulting from the sale of our products and are typically collateralized by a security interest in certain of the underlying assets. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments with end users for monthly payments of instrument and consumable purchases over a term of six years. The present value of total current and non-current lease receivables, including accrued interest, was $1.9 million and $8.5 million, as of June 30, 2017, respectively. Our current and non-current lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our condensed consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

Future minimum lease payments to us on lease receivables as of June 30, 2017 are summarized as follows (in thousands):

Fiscal Year	Amount
2018 (remaining nine months)	$1,450
2019	2,013
2020	1,997
2021	1,952
2022	1,947
Thereafter	1,038
Total	10,397
Less: Current portion	(1,945)
Non-current lease receivable	$8,452

NOTE 10.	WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Total current and non-current accrued warranty reserve related to instruments as of June 30, 2017 and March 31, 2017 was $3.9 million and $3.8 million, respectively.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of June 30, 2017 and March 31, 2017 was $0.6 million and $0.6 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three months ended June 30, 2017 and 2016 is summarized as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Balance at beginning of period	$4,358	$3,208
Provision for warranty expense	780	759
Warranty costs incurred	(597)	(391)
Balance at end of period	4,541	3,576
Non-current portion of warranty reserve	2,771	2,232
Current portion of warranty reserve	$1,770	$1,344

NOTE 11.	BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively, and as of March 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2017.

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

NOTE 12.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities consist of the following (in thousands):

	June 30, 2017	March 31, 2017
Accrued liabilities for customer sales incentive programs	$8,605	$7,181
Other current accrued liabilities	3,724	3,825
Total other current accrued liabilities	$12,329	$11,006

As of June 30, 2017 and March 31, 2017, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes and professional costs.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $4.5 million as of June 30, 2017. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

In April 2017, we entered into a joint development agreement with the diagnostics division of a medical products company, whereby we are subject to payments of up to $10.2 million, in consideration of development efforts, over an estimated period of four years. Our payment obligations are contingent upon the achievement of certain development milestones.

See Note 8, “Investments in Unconsolidated Affiliates” for information on commitments due in connection with our investment in a privately-held company.

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

2014 Equity Incentive Plan. Our 2014 Equity Incentive Plan, as amended (the “2014 Plan”), which was approved by our shareholders on October 22, 2014, is the successor to and continuation of the 2005 Equity Incentive Plan (the “2005 Plan”). The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards that may be settled in cash, stock or other property. At its October 22, 2014 effective date, the total number of shares of the Company’s common stock available for issuance under the 2014 Plan was 1,712,409 shares, which was equal to the sum of (i) the shares remaining available for issuance pursuant to the exercise of options or issuance or settlement of stock awards that had not previously been granted under the 2005 Plan, as of the effective date of the 2014 Plan and (ii) the Returning Shares (as defined below), as of the effective date of the 2014 Plan. The “Returning Shares” are shares subject to outstanding stock awards granted under the 2005 Plan (the “2005 Available Pool”), as of the effective date of the 2014 Plan, (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or (iii) are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award or to satisfy the purchase price or exercise price of a stock award.

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

As of June 30, 2017, the 2014 Plan provided for the issuance of a maximum of 2,612,409 shares, of which 1,071,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units, and represents our results from continuing operations, during the three months ended June 30, 2017 and 2016, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended June 30,
	2017	2016
Cost of revenues	$367	$479
Research and development	761	594
Sales and marketing	1,244	704
General and administrative	739	1,042
Share-based compensation expense before income taxes	3,111	2,819
Income tax benefit	(1,074)	(984)
Total share-based compensation expense after income taxes	$2,037	$1,835
Net impact of share-based compensation on:
Basic net income per share	$0.09	$0.08
Diluted net income per share	$0.09	$0.08

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of June 30, 2017 and March 31, 2017 were $0.2 million and $0.2 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets.

During the first quarter of fiscal 2018, we adopted ASU 2016-09, and as a result of adoption, we recognized $0.1 million of excess tax benefits related to share-based payments in our income tax provision. These items were historically recorded in additional paid-in capital. In addition, effective April 1, 2017, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows during the three months ended June 30, 2017. Our compensation expense each period continues to reflect estimated forfeitures.

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

Restricted Stock Unit Awards (Time Vesting)

We grant restricted stock unit awards with only time-based vesting terms, which we refer to as RSUs. The RSUs entitle holders to receive shares of common stock at the end of a specified period of time. For RSUs, vesting is based on continuous employment or service of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the service vesting conditions are not met, unvested RSUs will be forfeited. Generally, RSUs vest according to one of the following time-based vesting schedules:

•
RSU awards to employees:  Four-year time-based vesting as follows:  5% vesting after the first year; additional 10% after the second year; additional 15% after the third year; and the remaining 70% after the fourth year of continuous employment with the Company.

•	RSU awards to non-employee directors: 100% vesting after one year of continuous service to the Company.

The fair value of RSUs used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of June 30, 2017, the total unrecognized compensation expense related to RSU awards granted amounted to $21.3 million, which is expected to be recognized over a weighted average service period of 2.2 years.

Restricted Stock Unit Awards (Performance Vesting)

We grant restricted stock unit awards subject to performance vesting criteria, which we refer to as PSUs to our executive officers and to certain of our other employees. The PSUs vest only if both of the following criteria are satisfied: (1) achievement of financial target during the fiscal year in which the grant occurred, as determined and certified by the Compensation Committee and (2) the recipient remains in the continuous service of the Company until the applicable vesting date.

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our other employees (the “FY2017 PSUs”). These FY2017 PSUs, as originally granted to our executive officers and employees other than our Chief Executive Officer, vested only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year 2017, as certified by the Compensation Committee, was in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

The FY2017 PSUs as originally granted to our Chief Executive Officer, Mr. Clinton Severson, vest as follows:

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

Of the aggregate shares of common stock issuable upon settlement of the FY2017 PSUs, 84,000 and 68,000 shares of common stock, respectively, were granted with performance conditions subject to vesting in full upon achieving 100% and 90%, respectively, of the financial targets described above. The aggregate estimated grant date fair value of the FY2017 PSUs was $6.8 million based on the closing market price of our common stock on the date of grant. On January 25, 2017, the Compensation Committee approved an amendment to our FY2017 PSUs so the performance vesting condition refers to the Company’s consolidated income from continuing operations before income tax provision, rather than consolidated income from operations. The service vesting condition and all other terms and conditions of our FY2017 PSUs were not changed.

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

For the remaining 68,000 shares of common stock issuable upon settlement of the FY2017 PSUs, we evaluated the modification of the performance conditions for the FY2017 PSUs and determined it was a Type I modification or “Probable to Probable” pursuant to ASC 718. Accordingly, we record share-based compensation expense, ratably, beginning on the original grant date over the vesting terms of the PSUs, as we determined that the performance targets approved by the Compensation Committee in April 2016 would be met.

Fiscal 2018 Performance RSUs. In April 2017, the Compensation Committee approved the grant of PSUs for 137,000 shares of common stock to our executive officers and to certain of our other employees that contained the foregoing time-based and performance-based vesting terms (the “FY2018 PSUs”).

•
50% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from operations before income tax provision target described above and continuous service until the third anniversary of the date of grant; and

•
50% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from operations before income tax provision target described above and continuous service until the fourth anniversary of the date of grant.

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

For the PSUs granted in fiscal 2015, 2016 and 2017, we determined that the performance targets and modification of performance conditions for FY 2017 PSUs were met in each respective fiscal year of grant and we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three months ended June 30, 2017. For the FY2018 PSUs, we determined that it was probable that the performance targets would be met and accordingly, we recorded share-based compensation expense ratably over the vesting the terms during the three months ended June 30, 2017. We will assess the probability of the performance targets at the end of each quarter.

As of June 30, 2017, the total unrecognized compensation expense related to PSU awards granted and expected to vest amounted to $12.6 million, which is expected to be recognized over a weighted average service period of 2.1 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended June 30, 2017.

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value (1)

Nonvested at March 31, 2017	535,000	$46.62	439,000	$47.40
Granted	131,000	45.84	137,000	45.84
Vested (2)	(81,000)	44.38	(62,000)	40.82
Canceled and forfeited	(3,000)	46.26	-	-
Nonvested at June 30, 2017	582,000	$46.76	514,000	$47.78

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended June 30, 2017 and 2016 was $6.6 million and $5.2 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2017 and 2016 was $6.1 million and $5.0 million, respectively.

NOTE 15.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program to a total of $97.3 million. As of June 30, 2017, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through June 30, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three months ended June 30, 2017 and 2016, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During the three months ended June 30, 2017 and 2016, our total quarterly dividend payout was $3.2 million and $2.7 million, respectively. Our dividend payout was made from retained earnings.

See Note 20, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after June 30, 2017.

NOTE 16.	NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. The treasury stock method assumes that proceeds, including the total unrecognized compensation expense for unvested share-based compensation awards and, prior to the adoption of new accounting standard related to share-based compensation on April 1, 2017, the tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”  Dilutive potential common shares outstanding include outstanding restricted stock units.

The computations for basic and diluted net income per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2017	2016
Numerator:
Net income	$6,330	$6,890
Denominator:
Weighted average common shares outstanding - basic
Weighted average effect of dilutive securities:	22,616,000	22,465,000
Restricted stock units	352,000	220,000
Weighted average common shares outstanding - diluted	22,968,000	22,685,000
Net income per share:
Basic net income per share	$0.28	$0.31
Diluted net income per share	$0.28	$0.30

For our PSUs, if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for FY2018 PSUs were not achieved during the three months ended June 30, 2017, these awards were not included in the diluted net income per share calculation.

Restricted stock units for 0 and 161,000 shares during the three months ended June 30, 2017 and 2016, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.

NOTE 17.	INCOME TAXES

During the three months ended June 30, 2017 and 2016, our income tax provision was $3.4 million, based on an effective tax rate of 35%, and $3.8 million, based on an effective tax rate of 36%, respectively. The dollar decrease in the income tax provision during the three months ended June 30, 2017, as compared to the same period last year, was attributable to lower pre-tax income. The decrease in the effective tax rate during the three months ended June 30, 2017, as compared to the same period last year, was primarily attributable to the recognition of excess tax benefits as a discrete item in the first quarter of fiscal 2018 pursuant to ASU 2016-09, which we adopted effective in such quarter, and partially offset by lower federal benefits for qualified production activities, higher non-deducible share-based compensation expense and higher state income taxes during the three months ended June 30, 2017. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. We did not have any unrecognized tax benefits as of June 30, 2017 and March 31, 2017. During the three months ended June 30, 2017 and 2016, we did not recognize any interest or penalties related to unrecognized tax benefits. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015. As of June 30, 2017, there had been no proposed assessments and we are unable to estimate the range of possible outcomes at this time.

NOTE 18.	SEGMENT REPORTING INFORMATION

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests. Financial information pertaining to our AVRL business is presented as a discontinued operation.

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended June 30,
	2017	2016
Revenues:
Medical Market	$8,862	$9,097
Veterinary Market	48,368	47,731
Other (1)	1,028	868
Total revenues	58,258	57,696
Cost of revenues:
Medical Market	4,964	4,854
Veterinary Market	21,307	20,760
Other (1)	43	81
Total cost of revenues	26,314	25,695
Gross profit:
Medical Market	3,898	4,243
Veterinary Market	27,061	26,971
Other (1)	985	787
Gross profit	$31,944	$32,001

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 19.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Three Months Ended June 30,
Revenues by Product Category	2017	2016
Instruments (1)	$8,763	$10,099
Consumables (2)	46,040	44,689
Other products (3)	3,455	2,908
Product sales, net	$58,258	$57,696

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i‑STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Three Months Ended June 30,
Revenues by Geographic Region	2017	2016
North America	$46,969	$46,773
Europe	8,305	8,358
Asia Pacific and rest of the world	2,984	2,565
Total revenues	$58,258	$57,696

Significant Concentrations

During the three months ended June 30, 2017, three distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc. and Patterson Companies, Inc., accounted for 23%, 15% and 11%, respectively, of our total worldwide revenues. During the three months ended June 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 20%, 13%, 12% and 10%, respectively, of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Two distributors accounted for 29% and 13%, respectively, of our total receivable balance as of June 30, 2017. Three distributors accounted for 26%, 13% and 10%, respectively, of our total receivable balance as of March 31, 2017.

NOTE 20.	SUBSEQUENT EVENTS

In July 2017, our Board of Directors declared a cash dividend of $0.14 per share on our outstanding common stock to be paid on September 15, 2017 to all shareholders of record as of the close of business on September 1, 2017.

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

For our products in the human medical market, we employ primarily independent distributors to market our products. Starting in January 2013, we transitioned the majority of our medical product sales to Abbott as our exclusive distributor in the medical market. Pursuant to our Exclusive Agreement with Abbott, or the Abbott Agreement, Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzers and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong). Effective September 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States and effective April 2017, we amended the Abbott Agreement to include clinical research organization in Abbott’s customer segment. Subsequent to the end of the quarter, we further amended the Abbott Agreement effective July 2017 to outline certain pricing for qualifying customers of Abbott. Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

We will continue to sell and distribute these medical products outside of the market segments as to which Abbott has exclusive rights. Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls and cruise ship lines.

Veterinary Market. Our VetScan products serve a worldwide customer group in the veterinary market consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests. Until March 2015, we provided veterinary reference laboratory diagnostic and consulting services for veterinarians through our Abaxis Veterinary Reference Laboratories, or “AVRL” division. In March 2015, we sold our AVRL business to Antech Diagnostics, Inc., the VCA laboratory division, or “Antech.”  As a result, AVRL is presented as discontinued operations in our condensed consolidated financial statements.

We depend on a number of distributors in North America that distribute our VetScan products. In the United States veterinary market segment, we also rely on various independent regional distributors. In September 2012, we entered into a distribution agreement with MWI to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In October 2014, we entered into distribution agreements with Henry Schein Animal Health (a division of Henry Schein, Inc.) and Patterson Companies, Inc. to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (VCA), a veterinary hospital chain in North America. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America that operates more than 700 animal hospitals. In May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospital, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we will provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in April 2016 and was completed at the end of September 2016.

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

Overview of Financial Results

In the first quarter of fiscal 2018, total revenues were $58.3 million, an increase of 1% from last year’s comparable quarter. The net increase in revenues was primarily attributable to an increase in revenues from consumable sales, which were $46.0 million, an increase of 3% over last year’s comparable quarter, primarily attributable to an increase in revenues from veterinary reagent discs resulting from an expanded installed base of VetScan chemistry analyzers in North America and an increase in revenues from hematology reagent kits in North America resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals. The increase was partially offset by a decrease in instrument sales, which totaled $8.8 million, a decrease of 13% from last year’s comparable quarter, due to a decrease in the unit sales of VetScan chemistry analyzers in North America resulting from fewer sales-type lease agreements.

Gross profit in the first quarter of fiscal 2018 was $31.9 million, a decrease of less than 1% over last year’s comparable quarter, primarily impacted by changes in the product mix in our medical and veterinary market, attributable to lower unit sales of medical reagent discs and VetScan chemistry analyzers.

Total operating expenses in the first quarter of fiscal 2018 were $23.5 million, an increase of $2.2 million, or 10%, compared to the same period last year, primarily attributable to an increase in research and development and sales and marketing expenses to support our growth in both North America and in the international markets, partially offset by a decrease in personnel-related expenses.

Net income in the first quarter of fiscal 2018 was $6.3 million, a decrease of $0.6 million, or 8%, compared to the same period last year, primarily attributable to an increase in operating expenses, as discussed above, and partially offset by a decrease in the income tax provision during the three months ended June 30, 2017, as compared to the same period last year, primarily attributable to lower pre-tax income.  Our diluted net income per share was $0.28 in the first quarter of fiscal 2018, compared to $0.30 for the same period last year.

Cash, cash equivalents and investments increased by $5.5 million during the three months ended June 30, 2017 to a total of $170.5 million as of June 30, 2017. During the three months ended June 30, 2017, operating cash flows were $11.3 million, an increase of $0.7 million, compared to $10.6 million for the same period last year, primarily attributable to higher accrued liabilities as of June 30, 2017. Key non-operating uses of cash during the three months ended June 30, 2017 included payments of $1.4 million made for tax withholdings related to net share settlements of restricted stock units and payment of $3.2 million in cash dividends to shareholders.

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

Abbott controls the marketing and sale of our primary medical products into most of the U.S. medical market and, accordingly, we are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in this market. Should these efforts be unsuccessful, our business, financial condition and results of operations may be adversely affected. For example, during fiscal 2014, we were adversely impacted by the timing of purchases of our medical products sold to Abbott as it integrated our products into its sales process and sold its inventory, and in the third and fourth quarters of fiscal 2017, we were similarly negatively impacted by a reduction of orders from Abbott as a result of excess instrument inventory.

In the United States veterinary market, we rely on our national and independent regional distributors. We are also dependent upon the efforts and priorities of these distributors in promoting and creating a demand for our products and do not have full control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain or effectively manage these relationships, our business, financial condition and results of operations are likely to be adversely affected. For example, during fiscal 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated resulting in excess channel inventory. The excess channel inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us. In response, we took additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States. In the third quarter of fiscal 2015, we began selling through our distributors, Henry Schein Animal Health (a division of Henry Schein, Inc.) and Patterson Companies, Inc., and our revenues in future quarters may be impacted by the timing of purchases of our products sold by them as these distributors integrate our products into their sales process. We will continue to closely monitor and manage channel inventory at our distribution partners in the United States.

During fiscal 2017, in the North America veterinary market, we experienced a decrease in the unit sales of veterinary reagent discs sold, primarily attributable to a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory, as compared to the same period in fiscal 2016. As a result, this reduced our revenue growth and contributed to lower gross profit margins in the veterinary market. Looking forward, as we believe competition in the veterinary market will remain intense, we have implemented and intend to continue implementing new strategies to improve customer retention and monitor our installed base of customers and distribution inventory more closely. Additionally, we plan to continue to introduce new products that are designed to enhance our veterinary product portfolio. For example, in September 2016, we completed the development of our connectivity product, the VetScan FUSE, which is currently in beta-testing and we expect to undertake a broader commercial launch of our VetScan FUSE in fiscal 2018. The VetScan FUSE is a web-based integration system that provides connectivity between our point-of-care diagnostic instruments and the veterinary practice management systems. In June 2017, we launched our VetScan Canine Pancreatic Lipase Rapid Test in the veterinary market and we also expect to launch a new point-of-care urine chemistry analyzer into the veterinary market late in our second quarter of fiscal 2018 and a new point-of-care urine sediment analyzer into the veterinary market in our fourth quarter of fiscal 2018. See “Total Revenues – Continuing Operations within the Results of Operations” section below, for a further discussion regarding the change in total revenues in North America.

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

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. Accordingly, actual results may differ materially from our estimates. The impact and any associated risks related to these policies on our business operations are discussed below. A more detailed discussion on the application of these and other accounting policies are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Revenue Recognition. Our primary customers are distributors and direct customers in both the medical and veterinary markets. Revenues from product sales, net of estimated sales allowances, discounts and rebates, are recognized when (i) evidence of an arrangement exists, (ii) upon shipment of the products, (iii) the sales price is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Rights of return are not provided.

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

A multiple element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. We allocate revenues to each element in a multiple element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or “VSOE” of selling price, if it exists, or third-party evidence, “TPE” of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when all revenue recognition criteria are met for each element.

Revenues from our multiple element arrangements are allocated separately to the instruments, consumables, extended maintenance agreements and incentives based on the relative selling price method. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product when it is sold separately. Revenues allocated to each element are then recognized when the basic revenue recognition criteria, as described above, are met for each element. Revenues associated with incentives in the form of free goods are deferred until the goods are shipped to the customer. Revenues associated with incentives in the form of extended maintenance agreements are deferred and recognized ratably over the life of the extended maintenance contract, generally one year.

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

We estimate the fair value of our leased products for the purposes of lease classification. In accordance with Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 840, “Leases”, or ASC 840, we define the fair value of a leased product at lease inception as its normal selling price, reflecting any volume or discounts that may apply. We estimate the fair value of our leased products based upon transacted cash sales prices. Estimating the fair value of our leased products can be subjective and thus subject to significant judgment.

The present value of lease receivables, including accrued interest, was $10.4 million and $9.1 million, as of June 30, 2017 and March 31, 2017, respectively. Our current and non-current lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our condensed consolidated balance sheets. Revenues from sales-type lease arrangements is recognized upon shipment of the products to the customer, assuming all other revenue recognition criteria have been met. Revenues from sales-type leases are presented as product revenue. Interest income is recognized monthly over the lease term using the effective-interest method.

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

Royalty Revenues. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. For the three months ended June 30, 2017 and 2016, our royalty revenues have not been significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of June 30, 2017, our investments in cash equivalents, which we classified as available-for-sale, totaled $0.6 million, using Level 1 inputs because these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment because the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of June 30, 2017, our available-for-sale investments in corporate bonds and municipal bonds, totaled $9.3 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of June 30, 2017, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of June 30, 2017, we also had $69.7 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliates. We use the equity method to account for our investments in entities that we do not control, but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our condensed consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of our investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. During the three months ended June 30, 2017 and 2016, we did not record an impairment charge on our investments. As of June 30, 2017 and March 31, 2017, our investments in unconsolidated affiliates totaled $2.8 million and $2.9 million, respectively.

In January 2017, we early adopted ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” or ASU 2016-07, which eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for use of the equity method.

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

As of June 30, 2017, our current portion of warranty reserves for instruments and reagent discs totaled $1.8 million and our non‑current portion of warranty reserves for instruments totaled $2.8 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The change in total accrued warranty reserve from March 31, 2017 to June 30, 2017 was due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments.

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

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method using the estimated useful lives of the assets. Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines. Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers. Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years. Depreciation expense related to these instruments is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used. Proceeds from the sale of evaluation units are recorded as revenue. During the three months ended June 30, 2017, purchases of capital equipment primarily related to increasing our manufacturing capacity and to supporting our growth and transfers of equipment from inventory to property and equipment, primarily attributable to our instrument rental program. Transfers of equipment between inventory to property and equipment, net, during the three months ended June 30, 2017 and 2016 were $0.3 million and $1.5 million, respectively.

Intangible Assets. Intangible assets as of June 30, 2017 and March 31, 2017, which consists of customer relationships acquired in our fiscal 2015 acquisition of QCR, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three months ended June 30, 2017 and 2016, our changes in estimated useful life of intangible assets were not significant.

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three months ended June 30, 2017 and 2016, we did not recognize any impairment charges on long-lived assets.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions.

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. As of June 30, 2017 and March 31, 2017, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three ended June 30, 2017 and 2016, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of June 30, 2017 and March 31, 2017, we had no accrued interest or penalties. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015. As of June 30, 2017, there had been no proposed assessments and we are unable to estimate the range of possible outcomes at this time.

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

Restricted Stock Unit Awards (Performance Vesting)

We grant restricted stock unit awards subject to performance vesting criteria, which we refer to as PSUs, to our executive officers and to certain of our other employees. PSUs consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors (the “Compensation Committee”). We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of PSUs used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our other employees (the “FY2017 PSUs”). These FY2017 PSUs, as originally granted to our executive officers and employees other than our Chief Executive Officer, vested only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year 2017, as certified by the Compensation Committee, was in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

The FY2017 PSUs as originally granted to our Chief Executive Officer, Mr. Clinton Severson, vest as follows:

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

Of the aggregate shares of common stock issuable upon settlement of the FY2017 PSUs, 84,000 and 68,000 shares of common stock, respectively, were granted with performance conditions subject to vesting in full upon achieving 100% and 90%, respectively, of the financial targets described above. The aggregate estimated grant date fair value of the FY2017 PSUs was $6.8 million based on the closing market price of our common stock on the date of grant. On January 25, 2017, the Compensation Committee approved an amendment to our FY2017 PSUs so the performance vesting condition refers to the Company’s consolidated income from continuing operations before income tax provision, rather than consolidated income from operations. The service vesting condition and all other terms and conditions of our FY2017 PSUs were not changed.

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

For the remaining 68,000 shares of common stock issuable upon settlement of the FY2017 PSUs, we evaluated the modification of the performance conditions for the FY2017 PSUs and determined it was a Type I modification or “Probable to Probable” pursuant to ASC 718. Accordingly, we record share-based compensation expense, ratably, beginning on the original grant date over the vesting terms of the PSUs, as we determined that the performance targets approved by the Compensation Committee in April 2016 would be met.

Fiscal 2018 Performance RSUs. In April 2017, the Compensation Committee approved the grant of PSUs for 137,000 shares of common stock to our executive officers and to certain of our other employees that contained the foregoing time-based and performance-based vesting terms (the “FY2018 PSUs”).

•
50% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from operations before income tax provision target described above and continuous service until the third anniversary of the date of grant; and

•
50% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from operations before income tax provision target described above and continuous service until the fourth anniversary of the date of grant.

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

For the PSUs granted in fiscal 2015, 2016 and 2017, we determined that the performance targets and modification of performance conditions for FY 2017 PSUs were met in each respective fiscal year of grant and we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three months ended June 30, 2017. For the FY2018 PSUs, we determined that it was probable that the performance targets would be met and accordingly, we recorded share-based compensation expense ratably over the vesting the terms during the three months ended June 30, 2017. We will assess the probability of the performance targets at the end of each quarter.

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

Results of Operations

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion that follows present revenues from continuing operations by product category and represents our results for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
Revenues by Product Category	2017	2016	Dollar Change	Percent Change
Instruments (1)	$8,763	$10,099	$(1,336)	(13)%
Percentage of total revenues	15%	18%
Consumables (2)	46,040	44,689	1,351	3%
Percentage of total revenues	79%	77%
Other products (3)	3,455	2,908	547	19%
Percentage of total revenues	6%	5%
Total revenues	$58,258	$57,696	$562	1%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows present our revenues from continuing operations by geographic region and represents our results for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
Revenues by Geographic Region	2017	2016	Dollar Change	Percent Change
North America	$46,969	$46,773	$196	<1%
Percentage of total revenues	81%	81%
Europe	8,305	8,358	(53)	(1)%
Percentage of total revenues	14%	15%
Asia Pacific and rest of the world	2,984	2,565	419	16%
Percentage of total revenues	5%	4%
Total revenues	$58,258	$57,696	$562	1%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

North America. During the three months ended June 30, 2017, total revenues in North America increased by less than 1%, or $0.2 million, as compared to the same period in fiscal 2017. Total revenues in North America were impacted by the following changes:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America decreased by 8%, or $0.5 million, primarily attributable to a decrease in sales of medical reagent discs to Abbott, due to a reduction of inventory during the quarter.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 4%, or $0.8 million, primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers resulting from fewer sales-type lease agreements, partially offset by an increase in the unit sales of veterinary reagent discs sold due to an expanded installed base of VetScan chemistry analyzers.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 11%, or $0.7 million, primarily attributable to an increase in the unit sales of hematology reagent kits resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 1%, or $0.1 million, primarily attributable to an increase in revenues from VetScan rapid tests, due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Canine Pancreatic Lipase Rapid Test, which was launched in the first quarter of fiscal 2018. The increase was partially offset by a decrease in unit sales of VSpro consumables and i-STAT consumables sold to various distributors.

•	Revenues from other products in North America increased by 33%, or $0.7 million, primarily attributable to an increase in other veterinary products sold.

Europe. During the three months ended June 30, 2017, total revenues in Europe decreased by 1%, or $0.1 million, as compared to the same period in fiscal 2017, primarily attributable to a decrease in revenues from veterinary instruments sold to various distributors, as compared to the same period last year, partially offset by an increase in revenues from Piccolo chemistry analyzers and medical reagent discs sold to various distributors.

Asia Pacific and rest of the world. During the three months ended June 30, 2017, total revenues in Asia Pacific and rest of the world increased by 16%, or $0.4 million, as compared to the same period in fiscal 2017, primarily attributable to an increase in veterinary instruments sold to various distributors.

Significant concentrations. During the three months ended June 30, 2017, three distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc. and Patterson Companies, Inc. accounted for 23%, 15% and 11%, respectively, of our total worldwide revenues.

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

Certain reclassifications have been made to prior fiscal period amounts to conform to the current fiscal period presentation in the segment categories. These reclassifications did not result in any change on our consolidated revenues, cost of revenues or gross profit. Effective in the fourth quarter of fiscal 2017, we made changes to the presentation of reportable segments to reflect changes in the way our decision maker evaluate the performance of our operations and allocate resources.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table and the discussion that follows present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,				Change
	2017	Percent of Revenues (1)	2016	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$8,862	100%	$9,097	100%	$(235)	(3)%
Percentage of total revenues	15%		16%
Veterinary Market	48,368	100%	47,731	100%	637	1%
Percentage of total revenues	83%		83%
Other (2)	1,028		868		160	18%
Percentage of total revenues	2%		1%
Total revenues	58,258		57,696		562	1%
Cost of revenues:
Medical Market	4,964	56%	4,854	53%	110	2%
Veterinary Market	21,307	44%	20,760	43%	547	3%
Other (2)	43		81		(38)	(47)%
Total cost of revenues	26,314		25,695		619	2%
Gross profit:
Medical Market	3,898	44%	4,243	47%	(345)	(8)%
Veterinary Market	27,061	56%	26,971	57%	90	<1%
Other (2)	985		787		198	25%
Gross profit	$31,944		$32,001		$(57)	<(1)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended June 30, 2017, total revenues in the medical market decreased by 3%, or $0.2 million, as compared to the same period in fiscal 2017. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers increased by 18%, or $0.3 million, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers sold to various distributors in Europe.

•
Total revenues from medical reagent discs decreased by 6%, or $0.4 million, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to a decrease in the unit sales of medical reagent discs sold in North America to Abbott, due to a reduction of inventory during the quarter.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 8%, or $0.3 million, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the medical market segment during the three months ended June 30, 2017 and 2016 were 44% and 47%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to a decrease in the unit sales of medical reagent discs and higher manufacturing costs of Piccolo analyzers, partially offset by an increase in unit sales of Piccolo analyzers. The decrease in gross profit percentage was impacted by changes in the product mix in our medical market, due to a decrease in unit sales of medical reagent discs, which have a higher margin contribution.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended June 30, 2017, total revenues in the veterinary market increased by 1%, or $0.6 million, as compared to the same period in fiscal 2017. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments decreased by 20%, or $1.6 million, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers in North America resulting from fewer sales-type lease agreements and a decrease in revenues from veterinary instruments sold to various distributors in Europe and Asia Pacific and rest of the world.

•
Total revenues from consumables in the veterinary market increased by 5%, or $1.8 million, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs sold in North America due to an expanded installed base of VetScan chemistry analyzers, (b) an increase in the unit sales of VetScan hematology reagent kits sold in North America resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals and (c) an increase in revenues from VetScan rapid tests, primarily due to an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and VetScan Canine Pancreatic Lipase Rapid Test, which was launched in the first quarter of fiscal 2018. These increases were partially offset by a decrease in unit sales of VSpro consumables and i-STAT consumables sold in North America to various distributors.

•
Total revenues from other products in the veterinary market increased by 33%, or $0.5 million, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in other veterinary products sold in North America.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment decreased by less than 1%, or $0.1 million, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the veterinary market segment during the three months ended June 30, 2017 and 2016 were 56% and 57%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of veterinary reagent discs, VetScan hematology reagent kits and VetScan rapid tests, partially offset by a decrease in unit sales of VetScan chemistry analyzers and higher manufacturing costs of VetScan chemistry analyzers, as compared to the same period last year. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the three months ended June 30, 2017, as compared to the same period in fiscal 2017.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Cost of Revenues – Continuing Operations

The following table and the discussion that follows present our cost of revenues and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
Cost of revenues	$26,314	$25,695	$619	2%
Percentage of total revenues	45%	45%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues, in absolute dollars, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, was impacted by an increase in the unit sales of veterinary reagent discs, VetScan hematology reagent kits and VetScan rapid tests and higher manufacturing costs of Piccolo chemistry analyzers and VetScan chemistry analyzers, partially offset by a decrease in unit sales of Piccolo and VetScan chemistry analyzers. Cost of revenues, as a percentage of total revenues, during the three months ended June 30, 2017, as compared to the same period in fiscal 2016, remained at 45% of total revenues, and was impacted by changes in our product mix.

Gross Profit – Continuing Operations

The following table and the discussion that follows presents our gross profit and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
Total gross profit	$31,944	$32,001	$(57)	<(1)%
Total gross margin	55%	55%

The decrease in gross profit, in absolute dollars, during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, was primarily attributable to a decrease in the unit sales of medical reagent discs and VetScan chemistry analyzers and higher manufacturing costs of Piccolo chemistry analyzers and VetScan chemistry analyzers, partially offset by an increase in unit sales of Piccolo chemistry analyzers, veterinary reagent discs, VetScan hematology reagent kits and VetScan rapid tests .

Research and Development – Continuing Operations

The following table and the discussion that follows present our research and development expenses and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
Research and development expenses	$6,432	$5,233	$1,199	23%
Percentage of total revenues	11%	9%

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

Research and development expenses increased during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets, including joint development agreements. Share-based compensation expense included in research and development expenses during the three months ended June 30, 2017 and 2016 was $0.8 million and $0.6 million, respectively.

We anticipate that our research and development expenses, both in absolute dollars and as a percentage of revenues, will increase in fiscal 2018 from fiscal 2017, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows presents our sales and marketing expenses and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
Sales and marketing expenses	$12,501	$11,824	$677	6%
Percentage of total revenues	21%	20%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Sales and marketing expenses increased during the three months ended June 30, 2017, as compared to the same periods in fiscal 2017, primarily attributable to increased costs related to headcount, including share-based compensation expense, to support our growth in both North America and internationally. Share-based compensation expense included in sales and marketing expenses during the three months ended June 30, 2017 and 2016 was $1.2 million and $0.7 million, respectively.

General and Administrative – Continuing Operations

The following table and the discussion that follows presents our general and administrative expenses and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	Dollar Change	Percent Change
General and administrative expenses	$4,550	$4,202	$348	8%
Percentage of total revenues	8%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses increased during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to increased spending on professional services to support our growing operations, partially offset by a decrease in share-based compensation expense because forfeiture estimates were adjusted to reflect actual forfeitures when an award vested in the first quarter of fiscal 2018. Share-based compensation expense included in general and administrative expenses during the three months ended June 30, 2017 and 2016 was $0.7 million and $1.0 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows present our interest and other income (expense), net and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	Dollar Change
Interest and other income (expense), net	$1,311	$(30)	$1,341

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of investments in unconsolidated affiliates.

Interest and other income (expense), net increased during the three months ended June 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows, presents our income tax provision and represents our results from continuing operations for the three months ended June 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended June 30,
	2017	2016	Dollar Change
Income tax provision	$3,442	$3,822	$(380)
Effective tax rate	35%	36%

The dollar decrease in the income tax provision during the three months ended June 30, 2017, as compared to the same period last year, was attributable to lower pre-tax income. The decrease in the effective tax rate during the three months ended June 30, 2017, as compared to the same period last year in fiscal 2017, was primarily attributable to the recognition of excess tax benefits as a discrete item in the first quarter of fiscal 2018 pursuant to ASU 2016-09, which we adopted effective in such quarter, and partially offset by lower federal benefits for qualified production activities, higher non-deducible share-based compensation expense and higher state income taxes during the three months ended June 30, 2017. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. We did not have any unrecognized tax benefits as of June 30, 2017 and March 31, 2017. During the three months ended June 30, 2017 and 2016, we did not recognize any interest or penalties related to unrecognized tax benefits. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015. As of June 30, 2017, there had been no proposed assessments and we are unable to estimate the range of possible outcomes at this time.

Discontinued Operations

On March 18, 2015, we entered into an asset purchase agreement, or the APA, with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The total purchase price paid to us under the APA was $21.0 million in cash. During the fourth quarter of fiscal 2015, we recognized and received $20.1 million in cash proceeds and we recorded a gain on sale of discontinued operations, net of tax, of $7.7 million. During the fourth quarter of fiscal 2016, we recorded a pre-tax gain of $0.9 million ($0.6 million after-tax) on sale of discontinued operations, upon meeting certain conditions by the first anniversary of the closing date.

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments as of June 30, 2017 and March 31, 2017 (in thousands, except percentages):

	June 30, 2017	March 31, 2017
Cash and cash equivalents	$91,473	$91,332
Short-term investments	46,190	51,561
Long-term investments	32,873	22,171
Total cash, cash equivalents and investments	$170,536	$165,064
Percentage of total assets	54%	54%

As of June 30, 2017, we had net working capital of $186.8 million compared to $199.7 million as of March 31, 2017. The decrease in working capital is due to the reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets for our quarter ended June 30, 2017 due to the adoption of ASU 2015-17 in the first quarter of fiscal 2018. ASU 2015-17 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$11,298	$10,639
Net cash used in investing activities	(7,241)	(7,521)
Net cash used in financing activities	(4,526)	(3,671)
Effect of exchange rate changes on cash and cash equivalents	610	(244)
Net increase (decrease) in cash and cash equivalents	$141	$(797)

Cash and cash equivalents as of June 30, 2017 were $91.5 million compared to $91.3 million as of March 31, 2017. The increase in cash and cash equivalents during the three months ended June 30, 2017 was primarily due to net cash provided by operating activities of $11.3 million, proceeds from maturities and redemptions of investments of $22.0 million and effect of exchange rate changes on cash and cash equivalents of $0.6 million. These increases were partially offset by purchases of investments of $27.6 million, purchases of property and equipment of $1.7 million, payments made for tax withholdings related to net share settlements of restricted stock units of $1.4 million and payment of cash dividends totaling $3.2 million.

Cash Flows from Operating Activities

During the three months ended June 30, 2017, we generated $11.3 million in cash from operating activities, compared to $10.6 million during the three months ended June 30, 2016. The cash provided by operating activities during the three months ended June 30, 2017 was the result of net income of $6.3 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $2.0 million and share-based compensation expense of $3.1 million and the following changes in assets and liabilities.

•
Receivables, net increased by $3.5 million, from $40.6 million as of March 31, 2017 to $44.0 million as of June 30, 2017, primarily attributable to the timing of collections activities during the first quarter of fiscal 2018.

•	Inventories increased by $1.6 million from $39.0 million as of March 31, 2017 to $40.6 million as of June 30, 2017, primarily based on our projected sales plan.

•
Prepaid expenses and other current assets decreased by $0.5 million, from $5.0 million as of March 31, 2017 to $4.5 million as of June 30, 2017, primarily attributable to the timing of estimated income taxes.

•
Current net deferred tax assets decreased by $5.6 million, from $5.6 million as of March 31, 2017 to $0 as of June 30, 2017, and non-current net deferred tax assets increased by $6.4 million, from $4.4 million as of March 31, 2017 to $10.7 million as of June 30, 2017.  The changes in current and non-current net deferred tax assets was primarily attributable to the reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets during our quarter ended June 30, 2017 due to the adoption of ASU 2015-17 in the first quarter of fiscal 2018.

•
Other assets increased by $1.0 million, from $7.6 million as of March 31, 2017 to $8.6 million as of June 30, 2017, primarily attributable to long-term receivables due to sales-type lease agreements with our customers.

•	Accounts payable increased by $2.7 million, from $7.5 million as of March 31, 2017 to $10.3 million as of June 30, 2017, primarily due to the timing and payment of services and inventory purchases.

•
Accrued payroll and related expenses decreased by $1.0 million, from $9.6 million as of March 31, 2017 to $8.7 million as of June 30, 2017, primarily attributable to the timing of bonus payments and bonus qualifiers achieved during the fourth quarter of fiscal 2017.

•	Accrued taxes increased by $3.6 million, from $2.2 million as of March 31, 2017 to $5.7 million as of June 30, 2017, primarily due to the timing of estimated income tax payments.

•
Other accrued liabilities, current, increased by $1.3 million, from $11.0 million as of March 31, 2017 to $12.3 million as of June 30, 2017 and other liabilities, non-current, increased by $0.1 million, from $1.3 million as of March 31, 2017 to $1.5 million as of June 30, 2017. The net current and non-current other liabilities increased primarily attributable to an increase in liabilities related to the types of customer sales incentive programs offered during a promotional period.

•
As of June 30, 2017 and March 31, 2017, the current portion of deferred revenue was $1.2 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $1.4 million and $1.5 million, respectively. Net current and non-current deferred revenue decreased by $0.3 million from March 31, 2017 to June 30, 2017, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•
As of June 30, 2017 and March 31, 2017, the current portion of warranty reserve was $1.8 million and $1.7 million, respectively, and the non-current portion of warranty reserve was $2.8 million and $2.7 million, respectively. Net current and non‑current warranty reserve increased by $0.2 million. The change in current and non-current warranty reserve from March 31, 2017 to June 30, 2017 is primarily due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended June 30, 2017 totaled $7.2 million, compared to net cash used of $7.5 million during the three months ended June 30, 2016. Changes in net cash used in investing activities were attributable to the following:

•
Cash used in investing activities during the three months ended June 30, 2017 was primarily due to purchases of investments in certificates of deposit, commercial paper and corporate bonds totaling $27.6 million during the three months ended June 30, 2017. The cash used in investing activities was partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper and corporate bonds of $22.0 million during the three months ended June 30, 2017.

•
Our capital expenditures totaled $1.7 million during the three months ended June 30, 2017. Purchases of capital equipment primarily relate to increasing our manufacturing capacity, support our growth and transfers of equipment from inventory to property and equipment. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended June 30, 2017 totaled $4.5 million, compared to net cash used of $3.7 million during the three months ended June 30, 2016. Cash used in financing activities during the three months ended June 30, 2017 was primarily due to cash dividend payments of $3.2 million and payments made for tax withholdings related to net share settlements of restricted stock units of $1.4 million. During the three months ended June 30, 2017, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended June 30, 2017 and 2016, our total quarterly dividend payout was $3.2 million and $2.7 million, respectively. Our dividend payout was made from retained earnings.

In July 2017, our Board of Directors declared a cash dividend of $0.14 per share on our outstanding common stock to be paid on September 15, 2017 to all shareholders of record as of the close of business on September 1, 2017. Future declarations of quarterly dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program to a total of $97.3 million. As of June 30, 2017, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through June 30, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three months ended June 30, 2017 and 2016, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $4.5 million as of June 30, 2017. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

In April 2017, we entered into a joint development agreement with the diagnostics division of a medical products company, whereby we are subject to payments of up to $10.2 million, in consideration of development efforts, over an estimated period of four years. Our payment obligations are contingent upon the achievement of certain development milestones.

See Note 8, “Investments in Unconsolidated Affiliates” for information on commitments due in connection with our investment in a privately-held company.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City, or the Agency whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively, and as of March 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date we cease operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2017.

In accordance with the terms of the loan agreement, the Agency will provide us with an annual credit that can be applied against the accrued interest and outstanding principal balance on a quarterly basis. The Agency determines the annual credit based on certain taxes paid by us to the City of Union City, California for a specified period, as defined in the loan agreement. We anticipate that our annual credits from the Agency will be used to fully repay our notes payable due to the Agency. We may carry forward unused quarterly credits to apply against our outstanding balance in a future period. Credits applied to repay our notes payable and accrued interest are recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

Contingencies

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of June 30, 2017, our short-term and long-term investments totaled $46.2 million and $32.9 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive gain (loss), net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as of June 30, 2017, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of June 30, 2017, we had $69.7 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of June 30, 2017 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of June 30, 2017, our investments classified as available-for-sale totaled $9.3 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2017 or during the three months ended June 30, 2017.

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

The functional currency of our wholly-owned subsidiaries is in U.S. dollars. Foreign currency denominated account balances of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. The effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our condensed consolidated statements of income. For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables. During the three months ended June 30, 2017, our revenues were negatively impacted by foreign currency exchange rates, which reduced revenues by approximately $0.4 million, compared to last year’s comparable quarter. Continued change in the values of the Euro, the British pound sterling and other foreign currencies against the U.S. Dollar could have an impact on our business, financial condition and results of operations.

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the three months ended June 30, 2017. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investments in Privately Held Companies

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment was initially recorded under the cost method as we did not exercise significant influence over the investee’s operating or financial activities. The investment is inherently risky and we could lose our entire investment in this company. To date, we have not recorded an impairment charge on this investment. In January 2017, we entered into a letter agreement with the privately-held company. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we agreed to pay a total of up to $1.5 million to the privately-held company, which includes an upfront payment of $0.3 million that we paid in January 2017, with the remaining $1.2 million obligation is contingent upon the achievement of certain development milestones. As a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control, we accounted for our investment in the privately-held company using the equity method on a prospective basis beginning in January 2017 based on our early adoption of ASU 2016-07. As of June 30, 2017 and March 31, 2017, the carrying value of our equity method investment in this privately-held company was $2.8 million and $2.9 million, respectively.

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care specialty analyzer since 2008. The investment was recorded in “Investments in unconsolidated affiliates” in our condensed consolidated balance sheets and we used the equity method to account for our investment in this entity because we did not control it, but had the ability to exercise significant influence over it. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the period ended September 30, 2016.

Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 as filed with the Securities and Exchange Commission on May 30, 2017, as amended. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

Historically, in the veterinary market, we marketed our VetScan products through both direct sales and distribution channels to veterinarians. We continue to develop new animal blood tests to expand our product offerings; however, we cannot be assured that these products will be accepted by the veterinary market. Any failure to achieve market acceptance with our current or future products would harm our business and financial condition. Moreover, we may identify new areas for serving our veterinary market customers and our offerings in these areas may not be accepted by the market or achieve our financial goals to increase revenues and profitability at acceptable levels. For example, we sold our AVRL business in March 2015, as it failed to perform to our expectations.

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

We must manage the inventory of our products held by our distributors effectively. Any excess or shortage of inventory held by our distributors could affect our results of operations. Our distributors may increase orders during periods of product shortages and cancel or delay orders if their inventory is too high. They also may adjust their orders in response to the supply of our products, the products of our competitors that are available to them, and in response to seasonal fluctuations in customer demand. Revenues from sales to our distributors generally are recognized based upon shipment of our products to the distributors, net of estimated sales allowances, discounts and rebates. Inventory management remains an area of focus as we balance inventory levels of our instruments and consumables, especially in our United States veterinary market distribution channel, consisting of both national and regional distributors. We must also balance the need to maintain sufficient inventory levels in the distribution channel against the risk of inventory obsolescence because of the shelf life of our consumable products and customer demand. If we ultimately determine that we have excess inventory at our distributors or inventory imbalances in the distribution channel, we may have to reduce our selling prices, which could result in lower gross margins. For example, during the second half of fiscal 2014, as compared to the same period in fiscal 2013, our revenues were adversely impacted in the United States veterinary market by excess channel inventory and inventory imbalances and resulted to a decrease of sales orders from our largest distributors in the veterinary market. The excess channel inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us. In addition, we only began selling through our distributors Henry Schein Animal Health (a division of Henry Schein, Inc.) and Patterson Companies, Inc. in the third quarter of fiscal 2015 and our revenues in future quarters may be impacted by the timing of purchases of our products sold by them as these new distributors integrate our products into their sales process. Should our efforts to monitor and manage channel inventory be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.

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

Abbott has the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzer and associated consumables in the United States professionally-attended human healthcare market, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and cruise ship lines. As a result of the Abbott Agreement, we no longer have control over the marketing and sale of our primary medical products into most of the U.S. medical market and are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. We do not have any control over pricing, inventory levels, distribution efforts and other factors that may impact the level of sales achieved, timing of revenue recognized and other adjustments that may impact our reported sales. Moreover, we are dependent upon Abbott’s forecasts and sales efforts and maintenance of pre-existing sub-distributor agreements that were assigned to Abbott. As a result, if Abbott’s efforts are unsuccessful, our business, financial condition and results of operations are likely to be adversely affected. For example, the transition of this U.S. medical business had an adverse effect on our revenues during fiscal 2014, with respect to lower average selling prices of Piccolo products sold to Abbott and the timing of purchases of our products now sold by Abbott as it integrated our products into its sales process.

In addition, as a result of the Abbott Agreement, we substantially reduced the size of our United States medical sales force. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date. In the event the agreement is terminated, we would be required to invest and re-establish presence and sales capabilities in markets that were served by Abbott and/or identify one or more suitable replacement distribution partner(s), which would require significant time and effort. We could not be assured of replacing the capabilities of Abbott in those markets. New sales personnel and distribution partners take time to train and gain full productivity with customers, and if we are unable to accomplish this successfully, our business, financial condition and results of operations could be adversely affected.

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

As of June 30, 2017, 89 patent applications have been filed on our behalf with the United States Patent and Trademark Office, or the USPTO, of which 48 patents have been issued and 20 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

By regulating the availability of, or the maximum amount of reimbursement provided for blood testing services, third-party payors, such as managed care organizations, pay-per-service insurance plans, and the Centers for Medicare and Medicaid Services, or the CMS, can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, in the United States, the CMS set the national level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the likelihood that physicians and hospitals will adopt point-of-care diagnostics as a viable means of care delivery. Consequently, we would need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease and our business and financial condition would be harmed.

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

Before we may commercialize our human medical diagnostic products in the United States, we are required to obtain either 510(k) clearance or pre-marketing approval, or PMA, from the U.S. Food and Drug Administration, or FDA, unless an exemption from pre-market review applies. In our veterinary market, certain products that we sell are subject to regulations pertaining to veterinary biologics, for which we must obtain approval from the U.S. Department of Agriculture, or USDA, Center for Veterinary Biologics. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to successfully obtain 510(k) clearance from the FDA or may be subject to the more costly and time-consuming PMA process.

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

The FDA and other regulatory authorities have broad enforcement powers. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation, or the QSR. In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement actions that could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands, and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products, enhance our capabilities, or otherwise offer growth opportunities. For example, we acquired Quality Clinical Reagents Limited, or QCR, and Trio Diagnostics (Ireland) Ltd, or Trio, in November 2014. Any acquisition may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products are not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any acquisitions we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial condition or results of operations. In addition, if an acquired business, including QCR or Trio, fails to meet our expectations, our business, financial condition or results of operations may suffer or we may be exposed to risks or liabilities that were unknown to us at the time of the acquisition.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended June 30, 2017, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $45.03 to $53.73 per share and the closing sale price on June 30, 2017, was $53.02 per share. During the last eight fiscal quarters ended June 30, 2017, our stock price closed at a high of $57.88 per share on December 30, 2015 and a low of $38.65 per share on February 11, 2016. Many factors may affect the market price of our common stock, including:

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

10.26	Second Amendment to the Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc. dated as of March 7, 2017 and effective as of April 19, 2017.

10.27+	Third Amendment to the Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc. dated as of July 11, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

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

ABAXIS, INC.
(Registrant)

Date: August 9, 2017	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2017	BY:	/s/ Ross Taylor
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

10.26	Second Amendment to the Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc. dated as of March 7, 2017 and effective as of April 19, 2017.

10.27+	Third Amendment to the Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc. dated as of July 11, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

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