Form 10-Q
period 2017-09-30
ABAXIS INC
filed 2017-11-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017
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

Yes ☐          No ☒

As of November 7, 2017, there were 22,697,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2017	March 31, 2017
Current assets:
Cash and cash equivalents	$58,874	$91,332
Short-term investments	89,877	51,561
Receivables (net of allowances of $400 at September 30, 2017 and $272 at March 31, 2017)	40,714	40,568
Inventories	39,050	39,010
Prepaid expenses and other current assets	4,831	4,997
Net deferred tax assets, current	-	5,644
Current assets of discontinued operations	19	66
Total current assets	233,365	233,178
Long-term investments	28,951	22,171
Investment in unconsolidated affiliates	2,778	2,850
Property and equipment, net	34,384	34,260
Intangible assets, net	1,094	1,171
Net deferred tax assets, non-current	10,472	4,392
Other assets	8,904	7,624
Total assets	$319,948	$305,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,393	$7,517
Accrued payroll and related expenses	10,101	9,606
Accrued taxes	1,489	2,151
Current liabilities of discontinued operations	29	85
Other accrued liabilities	13,811	11,006
Deferred revenue	1,043	1,415
Warranty reserve	1,934	1,663
Total current liabilities	36,800	33,443
Non-current liabilities:
Deferred revenue	1,290	1,460
Warranty reserve	2,825	2,695
Net deferred tax liabilities	219	234
Notes payable, less current portion	227	278
Other non-current liabilities	1,498	1,312
Total non-current liabilities	6,059	5,979
Total liabilities	42,859	39,422
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,691,000 and 22,540,000 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	140,235	135,932
Retained earnings	136,886	130,304
Accumulated other comprehensive loss	(32)	(12)
Total shareholders' equity	277,089	266,224
Total liabilities and shareholders' equity	$319,948	$305,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues	$58,854	$58,552	$117,112	$116,248
Cost of revenues	26,693	26,294	53,007	51,989
Gross profit	32,161	32,258	64,105	64,259
Operating expenses:
Research and development	6,075	4,906	12,507	10,139
Sales and marketing	12,484	11,254	24,985	23,078
General and administrative	4,167	4,353	8,717	8,555
Total operating expenses	22,726	20,513	46,209	41,772
Income from operations	9,435	11,745	17,896	22,487
Interest and other income (expense), net	773	6,279	2,084	6,249
Income from continuing operations before income tax provision	10,208	18,024	19,980	28,736
Income tax provision	3,607	6,537	7,049	10,359
Income from continuing operations	6,601	11,487	12,931	18,377
Discontinued operations (Note 4)
Loss from discontinued operations, net of tax	-	(55)	-	(55)
Net income	$6,601	$11,432	$12,931	$18,322

Net income (loss) per share:
Basic
Continuing operations	$0.29	$0.51	$0.57	$0.82
Discontinued operations	-	-	-	(0.01)
Basic net income per share	$0.29	$0.51	$0.57	$0.81

Diluted
Continuing operations	$0.29	$0.51	$0.56	$0.81
Discontinued operations	-	(0.01)	-	-
Diluted net income per share	$0.29	$0.50	$0.56	$0.81

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,679,000	22,522,000	22,648,000	22,494,000
Weighted average common shares outstanding - diluted	22,997,000	22,745,000	22,991,000	22,720,000

Cash dividends declared per share	$0.14	$0.12	$0.28	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,601	$11,432	$12,931	$18,322
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(15)	(5)	(32)	10
Tax provision (benefit) on other comprehensive income (loss)	(5)	(2)	(12)	4
Other comprehensive income (loss), net of tax	(10)	(3)	(20)	6
Comprehensive income	$6,591	$11,429	$12,911	$18,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,931	$18,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,908	3,479
Investment premium amortization, net	514	278
Net loss on disposals of property and equipment	25	67
Foreign exchange (gain) loss	(743)	223
Share-based compensation expense	6,619	5,885
Excess tax benefits from share-based awards (1)	-	(337)
Deferred income taxes	(439)	(610)
Equity in net loss of unconsolidated affiliate	72	34
Gain on sale of equity method investment	-	(6,053)
Changes in assets and liabilities:
Receivables, net	(38)	765
Inventories	(697)	(4,444)
Prepaid expenses and other current assets	125	1,721
Other assets	(1,277)	(3,028)
Accounts payable	840	7
Accrued payroll and related expenses	495	889
Accrued taxes	(723)	(1,206)
Other liabilities	2,895	439
Deferred revenue	(542)	(450)
Warranty reserve	401	742
Net cash provided by operating activities	24,366	16,723
Cash flows from investing activities:
Purchases of available-for-sale investments	(48,219)	(429)
Purchases of held-to-maturity investments	(32,081)	(27,535)
Proceeds from maturities and redemptions of available-for-sale investments	3,960	1,000
Proceeds from maturities and redemptions of held-to-maturity investments	30,698	19,924
Purchases of property and equipment	(3,256)	(5,649)
Cash paid for investment in unconsolidated affiliate	-	(2,999)
Proceeds from sale of equity method investment	-	8,526
Net cash used in investing activities	(48,898)	(7,162)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock units	(2,383)	(2,104)
Excess tax benefits from share-based awards (1)	-	337
Dividends paid	(6,349)	(5,403)
Net cash used in financing activities	(8,732)	(7,170)
Effect of exchange rate changes on cash and cash equivalents	806	(321)
Net increase (decrease) in cash and cash equivalents	(32,458)	2,070
Cash and cash equivalents at beginning of period	91,332	88,323
Cash and cash equivalents at end of period	$58,874	$90,393
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6,984	$9,986
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(20)	$6
Transfers of equipment between inventory and property and equipment, net	$724	$3,431
Net change in capitalized share-based compensation	$67	$(108)
Common stock withheld for employee taxes in connection with share-based compensation	$2,383	$2,104
Repayment of notes payable by credits from municipal agency	$51	$51

(1)  The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”), during the first quarter of fiscal 2018. This standard eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statements of cash flows. The Company adopted the guidance prospectively effective April 1, 2017. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2018 or for any interim or future period.

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

Discontinued Operations. On March 18, 2015, we entered into an Asset Purchase Agreement with Antech Diagnostics, Inc. (“Antech”) pursuant to which we sold substantially all of the assets of our Abaxis Veterinary Reference Laboratories (“AVRL”) business. The sale transaction closed on March 31, 2015. The operating results of our AVRL business are presented as discontinued operations in our condensed consolidated balance sheets and condensed consolidated statements of income for all periods presented. Unless noted otherwise, all discussions herein with respect to the Company’s condensed consolidated financial statements relate to the Company’s continuing operations.

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

Recently Adopted Accounting Pronouncements

Simplifying the Measurement of Inventory:  In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” (“ASU 2015-11”), which amends the guidelines for the measurement of inventory.  Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value.  Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We adopted this guidance as of April 1, 2017, the required effective date.  The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Balance Sheet Classification of Deferred Taxes:  In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes.  The amendment requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and non-current amounts.  As of April 1, 2017, we adopted ASU 2015-17 on a prospective basis.  The adoption of this accounting standard resulted in the reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets for our three and six months ended September 30, 2017.  Other than this reclassification, the adoption of this standard did not have any other significant impact on our condensed consolidated financial statements.

Employee Share-Based Payment Accounting:  In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718)” (“ASU 2016-09”) which simplifies several aspects of employee share-based payment accounting, including the income tax consequences, classification of awards as either equity or liabilities, forfeitures and classification in the statement of cash flows. Under the standard, excess tax benefits and tax deficiencies related to share-based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital). Additionally, the amendments also provide an alternative to estimate award forfeitures instead of recording at the time of forfeiture.

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

•
The guidance eliminates the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) before companies can recognize them. We have applied the modified retrospective transition method upon adoption. There were no unrecognized excess tax benefits prior to the adoption; therefore, there was no cumulative effects recorded to retained earnings as a result of the adoption.

We also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by ASU 2016-09. The amount of excess tax benefits and deficiencies recognized in our income tax provision in our condensed consolidated statement of income will fluctuate from period to period based on our future stock price in relation to the fair value of stock awards on the grant date, our future grants of stock awards and the volume of stock awards settled or vested. The impact of the tax benefits related to share-based payments may be material and may vary significantly each quarter based on the timing of actual settlement and vesting activity. The tax effects of vested awards are treated as discrete items in the reporting period in which they occur.

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

The AVRL business represents a separate asset group and the sale of assets in this business qualifies as a discontinued operation and accordingly, we reported the results of operations of this business in discontinued operations within the condensed consolidated statements of income for all periods presented as applicable.

The results from discontinued operations during the three and six months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Discontinued operations:	2017	2016	2017	2016
Revenues	$167	$165	$321	$346
Cost of revenues	167	165	321	346
Gross profit	-	-	-	-
Operating expenses	-	87	-	87
Loss before income tax benefit	-	(87)	-	(87)
Income tax benefit	-	(32)	-	(32)
Net loss of discontinued operations	$-	$(55)	$-	$(55)

The current assets and liabilities of discontinued operations as of September 30, 2017 and March 31, 2017 were as follows (in thousands):

	September 30, 2017	March 31, 2017
Receivables, net	$19	$66
Total current assets of discontinued operations	$19	$66

Other current liabilities	$29	$85
Total current liabilities of discontinued operations	$29	$85

NOTE 5. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of September 30, 2017 and March 31, 2017 (in thousands).

	Available-for-Sale Investments
September 30, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Commercial paper	$7,472	$-	$(1)	$7,471
Corporate bonds	43,075	-	(50)	43,025
Municipal bonds	666	-	(1)	665
Total available-for-sale investments	$51,213	$-	$(52)	$51,161

	Held-to-Maturity Investments
September 30, 2017	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$15,890	$1	$(10)	$15,881
Commercial paper	4,988	-	(2)	4,986
Corporate bonds	46,435	1	(166)	46,270
Municipal bonds	354	-	(1)	353
Total held-to-maturity investments	$67,667	$2	$(179)	$67,490

	Available-for-Sale Investments
March 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$6,381	$-	$(4)	$6,377
Municipal bonds	678	-	(16)	662
Total available-for-sale investments	$7,059	$-	$(20)	$7,039

	Held-to-Maturity Investments
March 31, 2017	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$3,735	$1	$(1)	$3,735
Commercial paper	5,588	-	(3)	5,585
Corporate bonds	57,009	-	(186)	56,823
Municipal bonds	361	-	(1)	360
Total held-to-maturity investments	$66,693	$1	$(191)	$66,503

We did not have any redemption of investments in accordance with callable provisions during the three and six months ended September 30, 2017 and 2016. As of September 30, 2017 and March 31, 2017, we had unrealized loss on available-for-sale investments, net of related income taxes, of $32,000 and $12,000, respectively. The amortized cost of our held-to-maturity investments approximates their fair value.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of September 30, 2017 and March 31, 2017 (in thousands).

	September 30, 2017		September 30, 2017
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$45,668	$45,638	$44,239	$44,172
Due in 1 to 3 years	5,545	5,523	23,428	23,318
Total investments	$51,213	$51,161	$67,667	$67,490

	March 31, 2017		March 31, 2017
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,381	$6,377	$45,184	$45,124
Due in 1 to 3 years	678	662	21,509	21,379
Total investments	$7,059	$7,039	$66,693	$66,503

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 30, 2017 and March 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	As of September 30, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$11,152	$(10)	$-	$-	$11,152	$(10)
Commercial paper	12,457	(3)	-	-	12,457	(3)
Corporate bonds	68,858	(157)	16,935	(59)	85,793	(216)
Municipal bonds	1,018	(2)	-	-	1,018	(2)
Total investments in an unrealized loss position	$93,485	$(172)	$16,935	$(59)	$110,420	$(231)

	As of March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$2,738	$(1)	$-	$-	$2,738	$(1)
Commercial paper	2,989	(3)	-	-	2,989	(3)
Corporate bonds	44,387	(177)	16,108	(13)	60,495	(190)
Municipal bonds	1,021	(17)	-	-	1,021	(17)
Total investments in an unrealized loss position	$51,135	$(198)	$16,108	$(13)	$67,243	$(211)

We periodically review our investments for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended September 30, 2017 and 2016, we did not recognize any other-than-temporary impairment loss. As of September 30, 2017 and March 31, 2017, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of September 30, 2017 and March 31, 2017 (in thousands).

	As of September 30, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$525	$-	$-	$525
Available-for-sale investments:
Commercial paper	-	7,471	-	7,471
Corporate bonds	-	43,025	-	43,025
Municipal bonds	-	665	-	665
Total assets at fair value	$525	$51,161	$-	$51,686

	As of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$584	$-	$-	$584
Available-for-sale investments:
Corporate bonds	-	6,377	-	6,377
Municipal bonds	-	662	-	662
Total assets at fair value	$584	$7,039	$-	$7,623

As of September 30, 2017 and March 31, 2017, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of September 30, 2017 and March 31, 2017, our Level 2 financial assets consisted primarily of commercial paper, corporate bonds and municipal bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of September 30, 2017 and March 31, 2017, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and six months ended September 30, 2017 and 2016.

NOTE 7. INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Components of inventories as of September 30, 2017 and March 31, 2017 were as follows (in thousands):

	September 30, 2017	March 31, 2017
Raw materials	$16,587	$16,567
Work-in-process	6,374	4,212
Finished goods	16,089	18,231
Inventories	$39,050	$39,010

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

In January 2017, we entered into a letter agreement with the privately-held company. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we agreed to pay a total of up to $1.5 million to the privately-held company, which includes an upfront payment of $0.3 million that we paid in January 2017, and any remaining obligation to the investee is contingent upon the achievement of certain development milestones. As a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control, we accounted for our investment in the privately-held company using the equity method on a prospective basis beginning in January 2017 based on our early adoption of ASU 2016-07. Our allocated portion of net loss in our equity method investment in the privately-held company during the three months ended September 30, 2017 and 2016, was $38,000 and $0, respectively, and during the six months ended September 30, 2017 and 2016, were $72,000 and $0, respectively. Our proportionate share of the privately-held company’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income. As of September 30, 2017 and March 31, 2017, the carrying value of our equity method investment in this privately-held company was $2.8 million and $2.9 million, respectively.

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB.  The total purchase price paid to us for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur.  The holdback payment is expected to be released 18 months following the closing date.  In connection with the sale, we received a cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the period ended September 30, 2016.  Our allocated portion of SMB’s net loss during the three months ended September 30, 2017 and 2016 was $0 in each period and during the six months ended September 30, 2017 and 2016 was $0 and $34,000, respectively.  Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.  As of September 30, 2017 and March 31, 2017, the carrying value of our equity method investment in SMB was $0.

NOTE 9. OTHER NON-CURRENT ASSETS

Other non-current assets as of September 30, 2017 and March 31, 2017 were as follows (in thousands):

	September 30, 2017	March 31, 2017
Non-current lease receivables	$8,764	$7,476
Other assets	140	148
Total other non-current assets	$8,904	$7,624

Non-current lease receivables represent sales-type leases resulting from the sale of our products and are typically collateralized by a security interest in certain of the underlying assets. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments with end users for monthly payments of instrument and consumable purchases over a term of six years. The present value of total current and non-current lease receivables, including accrued interest, was $2.1 million and $8.8 million, respectively, as of September 30, 2017. Our current and non-current lease receivables are recorded within “Receivables” and “Other assets,” respectively, on our condensed consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

Future minimum lease payments to us on lease receivables as of September 30, 2017 are summarized as follows (in thousands):

Fiscal Year	Amount
2018 (remaining six months)	$1,046
2019	2,164
2020	2,156
2021	2,113
2022	2,114
Thereafter	1,288
Total	10,881
Less: Current portion	(2,117)
Non-current lease receivable	$8,764

NOTE 10. WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Total current and non-current accrued warranty reserve related to instruments as of September 30, 2017 and March 31, 2017 was $4.1 million and $3.8 million, respectively.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of September 30, 2017 and March 31, 2017 was $0.6 million and $0.6 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2017 and 2016 is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$4,541	$3,576	$4,358	$3,208
Provision for warranty expense	682	741	1,462	1,500
Warranty costs incurred	(464)	(367)	(1,061)	(758)
Balance at end of period	4,759	3,950	4,759	3,950
Non-current portion of warranty reserve	2,825	2,411	2,825	2,411
Current portion of warranty reserve	$1,934	$1,539	$1,934	$1,539

NOTE 11. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (the “Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.2 million, respectively, and as of March 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2017.

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

NOTE 12. OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities as of September 30, 2017 and March 31, 2017 were as follows (in thousands):

	September 30, 2017	March 31, 2017
Accrued liabilities for customer sales incentive programs	$9,783	$7,181
Other current accrued liabilities	4,028	3,825
Total other current accrued liabilities	$13,811	$11,006

As of September 30, 2017 and March 31, 2017, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes and professional costs.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $3.4 million as of September 30, 2017. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

In April 2017, we entered into a joint development agreement with the diagnostics division of a medical products company, whereby we are subject to payments of up to $10.2 million, in consideration of development efforts, over an estimated period of four years. Our payment obligations are contingent upon the achievement of certain development milestones.

See Note 8, “Investments in Unconsolidated Affiliates,” for information on commitments due in connection with our investment in a privately-held company.

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

As of September 30, 2017, the 2014 Plan provided for the issuance of a maximum of 2,612,409 shares, of which 989,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units, and represents our results from continuing operations, during the three and six months ended September 30, 2017 and 2016, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$384	$487	$751	$966
Research and development	782	684	1,543	1,278
Sales and marketing	1,088	717	2,332	1,421
General and administrative	1,254	1,178	1,993	2,220
Share-based compensation expense before income taxes	3,508	3,066	6,619	5,885
Income tax benefit	(1,203)	(1,058)	(2,277)	(2,042)
Total share-based compensation expense after income taxes	$2,305	$2,008	$4,342	$3,843
Net impact of share-based compensation on:
Basic net income per share	$0.10	$0.09	$0.19	$0.17
Diluted net income per share	$0.10	$0.09	$0.19	$0.17

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of September 30, 2017 and March 31, 2017 were $0.2 million and $0.2 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets.

During the first quarter of fiscal 2018, we adopted ASU 2016-09, and as a result of adoption, during the three and six months ended September 30, 2017, we recognized $0.1 million and $0.2 million, respectively of excess tax benefits related to share-based payments in our income tax provision. These items were historically recorded in common stock. In addition, effective April 1, 2017, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows, and as a result, were classified as such during the three and six months ended September 30, 2017. Our compensation expense each period continues to reflect estimated forfeitures.

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

The fair value of RSUs used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of September 30, 2017, the total unrecognized compensation expense related to RSU awards granted amounted to $23.5 million, which is expected to be recognized over a weighted average service period of 2.4 years.

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

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our other employees (the “FY2017 PSUs”). These FY2017 PSUs, as originally granted to our executive officers and other employees other than our Chief Executive Officer, vested only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year 2017, as certified by the Compensation Committee, was in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

For the PSUs granted in fiscal 2015, 2016 and 2017, we determined that the performance targets (including as adjusted to reflect the modified performance conditions for the FY2017 PSUs discussed above) were met in each respective fiscal year of grant and we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and six months ended September 30, 2017. For the FY2018 PSUs, we determined that it was probable that the performance targets would be met and accordingly, we recorded share-based compensation expense ratably over the vesting the terms of the FY2018 PSUs during the three and six months ended September 30, 2017. We will assess the probability of the performance targets at the end of each quarter.

As of September 30, 2017, the total unrecognized compensation expense related to PSU awards granted and expected to vest amounted to $11.1 million, which is expected to be recognized over a weighted average service period of 1.9 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended September 30, 2017.

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at March 31, 2017	535,000	$46.62	439,000	$47.40
Granted	236,000	46.35	137,000	45.84
Vested (2)	(140,000)	43.90	(62,000)	40.82
Canceled and forfeited	(4,000)	46.96	-	-
Nonvested at September 30, 2017	627,000	$47.12	514,000	$47.78

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended September 30, 2017 and 2016 was $2.7 million and $2.6 million, respectively, and during the six months ended September 30, 2017 and 2016 was $9.4 million and $7.8 million, respectively.

The total grant date fair value of restricted stock units vested during the three months ended September 30, 2017 and 2016 was $2.5 million and $2.0 million, respectively, and during the six months ended September 30, 2017 and 2016 was $8.7 million and $7.0 million, respectively.

NOTE 15. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program to a total of $97.3 million. As of September 30, 2017, $54.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through September 30, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three and six months ended September 30, 2017 and 2016, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

See Note 20, “Subsequent Events,” for information regarding our share repurchase program.

Dividend Payments

During the three months ended September 30, 2017 and 2016, our total quarterly dividend payout was $3.2 million and $2.7 million, respectively. During the six months ended September 30, 2017 and 2016, our total quarterly dividend payout was $6.3 million and $5.4 million, respectively. Our dividend payouts were made from retained earnings.

See Note 20, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after September 30, 2017.

NOTE 16. NET INCOME PER SHARE

Basic net income per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. The treasury stock method assumes that proceeds, including the total unrecognized compensation expense for unvested share-based compensation awards and, prior to our adoption of the new accounting standard related to share-based compensation on April 1, 2017, the tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”  Dilutive potential common shares outstanding include outstanding restricted stock units.

The computations for basic and diluted net income per share for the three and six months ended September 30, 2017 and 2016 are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Income from continuing operations	$6,601	$11,487	$12,931	$18,377
Loss from discontinued operations, net of tax	-	(55)	-	(55)
Net income	$6,601	$11,432	$12,931	$18,322

Weighted average common shares outstanding:
Basic	22,679,000	22,522,000	22,648,000	22,494,000
Effect of dilutive securities:
Restricted stock units	318,000	223,000	343,000	226,000
Diluted	22,997,000	22,745,000	22,991,000	22,720,000

Net income (loss) per share:
Basic
Continuing operations	$0.29	$0.51	$0.57	$0.82
Discontinued operations	-	-	-	(0.01)
Basic net income per share	$0.29	$0.51	$0.57	$0.81

Diluted
Continuing operations	$0.29	$0.51	$0.56	$0.81
Discontinued operations	-	(0.01)	-	-
Diluted net income per share	$0.29	$0.50	$0.56	$0.81

For our PSUs, if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for FY2018 PSUs were not achieved during the three and six months ended September 30, 2017, these awards were not included in the diluted net income per share calculation.

Restricted stock units for 76,000 and 82,000 shares during the three months ended September 30, 2017 and 2016, respectively, and 5,000 and 85,000 shares during the six months ended September 30, 2017 and 2016, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.

NOTE 17. INCOME TAXES

During the three months ended September 30, 2017 and 2016, our income tax provision was $3.6 million, based on an effective tax rate of 35%, and $6.5 million, based on an effective tax rate of 36%, respectively. The dollar decrease in the income tax provision during the three months ended September 30, 2017, as compared to the same period last year, was attributable to lower pre-tax income. The decrease in the effective tax rate during the three months ended September 30, 2017, as compared to the same period last year, was primarily attributable to the recognition of excess tax benefits as a discrete item in the second quarter of fiscal 2018 pursuant to ASU 2016-09, which we adopted effective the first quarter of fiscal 2018, partially offset by lower federal benefits for qualified production activities during the three months ended September 30, 2017. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

During the six months ended September 30, 2017 and 2016, our income tax provision was $7.0 million, based on an effective tax rate of 35%, and $10.4 million, based on an effective tax rate of 36%, respectively. The dollar decrease in the income tax provision during the six months ended September 30, 2017, as compared to the same period last year, was attributable to lower pre-tax income. The decrease in the effective tax rate during the six months ended September 30, 2017, as compared to the same period last year, was primarily attributable to the recognition of excess tax benefits as a discrete item in the six months ended September 30 2017, partially offset by lower federal benefits for qualified production activities during the six months ended September 30, 2017.

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. We did not have any unrecognized tax benefits as of September 30, 2017 and March 31, 2017. During the three and six months ended September 30, 2017 and 2016, we did not recognize any interest or penalties related to unrecognized tax benefits. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015, which was completed in the second quarter of fiscal 2018 and there have not been any proposed assessments as a result of this examination. Our foreign subsidiary income tax returns for fiscal 2013 through 2015 is subject to examination by German tax authorities. The tax audit commenced in the third quarter of fiscal 2018. As of September 30, 2017, there had been no proposed assessments by such authorities and we are unable to estimate the range of possible outcomes at this time.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables, urinalysis instruments and related consumables and VetScan rapid tests. Financial information pertaining to our AVRL business is presented as a discontinued operation. See Note 4, “Discontinued Operations.”

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Medical Market	$9,282	$9,381	$18,144	$18,478
Veterinary Market	48,536	48,290	96,904	96,021
Other (1)	1,036	881	2,064	1,749
Total revenues	58,854	58,552	117,112	116,248
Cost of revenues:
Medical Market	5,101	5,133	10,065	9,987
Veterinary Market	21,511	21,124	42,818	41,884
Other (1)	81	37	124	118
Total cost of revenues	26,693	26,294	53,007	51,989
Gross profit:
Medical Market	4,181	4,248	8,079	8,491
Veterinary Market	27,025	27,166	54,086	54,137
Other (1)	955	844	1,940	1,631
Gross profit	$32,161	$32,258	$64,105	$64,259

(1) Represents unallocated items, not specifically identified to any particular business segment.

NOTE 19. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Product Category	2017	2016	2017	2016
Instruments (1)	$9,164	$9,823	$17,927	$19,922
Consumables (2)	46,369	45,512	92,409	90,201
Other products (3)	3,321	3,217	6,776	6,125
Product sales, net	$58,854	$58,552	$117,112	$116,248

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers, i‑STAT analyzers and urinalysis instruments.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges, urinalysis tests and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Geographic Region	2017	2016	2017	2016
North America	$46,920	$47,017	$93,889	$93,790
Europe	8,338	8,033	16,643	16,391
Asia Pacific and rest of the world	3,596	3,502	6,580	6,067
Total revenues	$58,854	$58,552	$117,112	$116,248

Significant Concentrations

During the three months ended September 30, 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 22%, 14%, 11% and 11%, respectively, of our total worldwide revenues. During the six months ended September 30, 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 22%, 15%, 11% and 10%, respectively, of our total worldwide revenues.

During the three months ended September 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc. accounted for 20%, 14%, 11% and 10%, respectively, of our total worldwide revenues. During the six months ended September 30, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 20%, 13%, 11% and 10%, respectively, of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Two distributors accounted for 29% and 12%, respectively, of our total receivable balance as of September 30, 2017. Three distributors accounted for 26%, 13% and 10%, respectively, of our total receivable balance as of March 31, 2017.

NOTE 20. SUBSEQUENT EVENTS

In October 2017, our Board of Directors declared a cash dividend of $0.16 per share on our outstanding common stock to be paid on December 15, 2017 to all shareholders of record as of the close of business on December 1, 2017.

In October 2017, our Board of Directors approved a $21.0 million increase to our existing share repurchase program, which when added to the $54.0 million remaining under our previously-authorized share repurchase program provides for a total of $75.0 million of our common stock authorized and available for repurchase under the program as of the date of approval.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on Abbott Point of Care, Inc. (“Abbott”) for our U.S. medical sales, the performance of our independent distributors and our ability to manage their inventory levels effectively, market acceptance of our existing and future products, our dependence on certain sole or limited source suppliers, expansion of our sales, marketing and distribution efforts, the effect of exchange rate fluctuations on international operations, dependence on key personnel, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, competition and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any forward-looking statements as circumstances change.

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

For our products in the human medical market, we employ primarily independent distributors to market our products. Starting in January 2013, we transitioned the majority of our medical product sales to Abbott as our exclusive distributor in the medical market. Pursuant to our Exclusive Agreement with Abbott, or the Abbott Agreement, Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzers and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong). Effective September 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States and effective April 2017, we amended the Abbott Agreement to include clinical research organization in Abbott’s customer segment. Effective July 2017, we further amended the Abbott Agreement to outline certain pricing for qualifying customers of Abbott. Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

We will continue to sell and distribute these medical products outside of the market segments as to which Abbott has exclusive rights. Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls and cruise ship lines.

Veterinary Market. Our VetScan products serve a worldwide customer group in the veterinary market consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables, urinalysis instruments and related consumables and VetScan rapid tests. Until March 2015, we provided veterinary reference laboratory diagnostic and consulting services for veterinarians through our Abaxis Veterinary Reference Laboratories, or “AVRL” division. In March 2015, we sold our AVRL business to Antech Diagnostics, Inc., the VCA laboratory division, or “Antech.”  As a result, AVRL is presented as discontinued operations in our condensed consolidated financial statements.

We depend on a number of distributors in North America that distribute our VetScan products. In the United States veterinary market segment, we also rely on various independent regional distributors. In September 2012, we entered into a distribution agreement with MWI to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In October 2014, we entered into distribution agreements with Henry Schein Animal Health (a division of Henry Schein, Inc.) and Patterson Companies, Inc. to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (VCA), a veterinary hospital chain in North America. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America that operates more than 800 animal hospitals. In May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospital, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we will provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in April 2016 and was completed at the end of September 2016.

Discontinued Operations

In March 2015, we entered into an asset purchase agreement with Antech pursuant to which we sold substantially all of the assets of our AVRL business to Antech. The transaction closed on March 31, 2015. We determined that our AVRL business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Accordingly, we report the results of operations of this business in discontinued operations within the financial statements appearing in this report, as applicable. Unless otherwise noted, references to revenues and expenses in this report are to our revenues and expenses excluding those from AVRL operations. See Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information.

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

Overview of Financial Results

In the second quarter of fiscal 2018, total revenues were $58.9 million, an increase of 1% from last year’s comparable quarter. The net increase in revenues was primarily attributable to (a) an increase in revenues from consumable sales, which were $46.4 million, an increase of 2% over last year’s comparable quarter, primarily attributable to an increase in revenues from veterinary reagent discs sold to various distributors in Asia Pacific, (b) an increase in revenues from hematology reagent kits in North America resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals and (c) an increase in revenues from rapid tests sold in North America. The increase was partially offset by a decrease in instrument sales, which totaled $9.2 million, a decrease of 7% from last year’s comparable quarter, due to a decrease in the unit sales of VetScan chemistry analyzers in North America resulting from fewer sales-type lease agreements with our customers.

Gross profit in the second quarter of fiscal 2018 was $32.2 million, a decrease of less than 1% from last year’s comparable quarter, primarily impacted by changes in the product mix in our medical and veterinary market.

Total operating expenses in the second quarter of fiscal 2018 were $22.7 million, an increase of $2.2 million, or 11%, compared to the same period last year, primarily attributable to an increase in research and development and sales and marketing expenses to support our growth in both North America and in the international markets.

Income from continuing operations in the second quarter of fiscal 2018 was $6.6 million, a decrease of $4.9 million, or 43%, compared to the same period last year, primarily attributable to an increase in operating expenses, as discussed above, and a gain from the sale of an equity method investment of $3.8 million after tax in the second quarter of fiscal 2017, partially offset by a decrease in the income tax provision during the three months ended September 30, 2017, as compared to the same period last year, primarily attributable to lower pre-tax income. Our diluted net income per share from continuing operations was $0.29 in the second quarter of fiscal 2018, compared to $0.51 for the same period last year. Diluted net income per share from continuing operations for the second quarter of fiscal 2017 includes the effect of a gain from the sale of an equity method investment.

Cash, cash equivalents and investments increased by $12.6 million during the six months ended September 30, 2017 to a total of $177.7 million as of September 30, 2017. During the six months ended September 30, 2017, operating cash flows were $24.4 million, an increase of $7.6 million, compared to $16.7 million for the same period last year, primarily attributable to higher accrued liabilities as of September 30, 2017 and a gain on sale of equity method investment during the six months ended September 30, 2016. Key non-operating uses of cash during the six months ended September 30, 2017 included payments of $2.4 million made for tax withholdings related to net share settlements of restricted stock units and payment of $6.3 million in cash dividends to shareholders.

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

During fiscal 2017, in the North America veterinary market, we experienced a decrease in the unit sales of veterinary reagent discs sold, primarily attributable to a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory, as compared to the same period in fiscal 2016. As a result, this reduced our revenue growth and contributed to lower gross profit margins in the veterinary market. Looking forward, as we believe competition in the veterinary market will remain intense, we have implemented and intend to continue implementing new strategies to improve customer retention and monitor our installed base of customers and distribution inventory more closely. Additionally, we plan to continue to introduce new products that are designed to enhance our veterinary product portfolio. For example, in September 2016, we completed the development of our connectivity product, the VetScan FUSE, a bi-directional connectivity system that provides integration between our point-of-care analyzers and the veterinary practice management systems worldwide. The VetScan FUSE has been launched and installed in approximately a hundred veterinary practices worldwide. We plan to update the VetScan FUSE further in the third quarter of fiscal 2018 with functionality that will allow the VetScan FUSE to be installed with the majority of new Abaxis veterinary instrument placements, and we anticipate adding more capabilities to the FUSE in the fourth quarter of fiscal 2018. In June 2017, we launched our VetScan Canine Pancreatic Lipase Rapid Test into the veterinary market and, in September 2017, we launched VetScan UA, a hand held point-of-care urine chemistry analyzer into the veterinary market. We also expect to launch a new point-of-care urine sediment analyzer into the veterinary market in our fourth quarter of fiscal 2018. See “Total Revenues – Continuing Operations within the Results of Operations” section below, for a further discussion regarding the change in total revenues in North America.

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

A multiple element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. We allocate revenues to each element in a multiple element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or “VSOE,” of selling price, if it exists, or third-party evidence, “TPE,” of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when all revenue recognition criteria are met for each element.

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

The present value of lease receivables, including accrued interest, was $10.9 million and $9.1 million, as of September 30, 2017 and March 31, 2017, respectively. Our current and non-current lease receivables are recorded within “Receivables” and “Other assets,” respectively, on our condensed consolidated balance sheets. Revenues from sales-type lease arrangements is recognized upon shipment of the products to the customer, assuming all other revenue recognition criteria have been met. Revenues from sales-type leases are presented as product revenue. Interest income is recognized monthly over the lease term using the effective-interest method.

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

Royalty Revenues. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. For the three and six months ended September 30, 2017 and 2016, our royalty revenues have not been significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of September 30, 2017, our investments in cash equivalents, which we classified as available-for-sale, totaled $0.5 million, using Level 1 inputs because these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment because the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of September 30, 2017, our available-for-sale investments in commercial paper, corporate bonds and municipal bonds, totaled $51.2 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of September 30, 2017, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of September 30, 2017, we also had $67.7 million in investments classified as held-to-maturity and carried at amortized cost.

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

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of our investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. During the three and six months ended September 30, 2017 and 2016, we did not record an impairment charge on our investments. As of September 30, 2017 and March 31, 2017, our investments in unconsolidated affiliates totaled $2.8 million and $2.9 million, respectively.

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

As of September 30, 2017, our current portion of warranty reserves for instruments and reagent discs totaled $1.9 million and our non‑current portion of warranty reserves for instruments totaled $2.8 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The change in total accrued warranty reserve from March 31, 2017 to September 30, 2017 was due to an increase in the number of instruments in standard warranty and repair and related costs of instruments.

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

Inventories. We state inventories at the lower of cost or net realizable value, cost being determined using standard costs which approximate actual costs using the first-in, first-out method. Inventories include material, labor and manufacturing overhead. We establish provisions for excess, obsolete and unusable inventories after evaluation of future demand of our products and market conditions. If future demand or actual market conditions are less favorable than those estimated by management or if a significant amount of the material were to become unusable, additional inventory write-downs may be required, which would have a negative effect on our operating income.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method using the estimated useful lives of the assets. Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines. Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers. Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years. Depreciation expense related to these instruments is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used. Proceeds from the sale of evaluation units are recorded as revenue. During the three and six months ended September 30, 2017 and 2016, purchases of capital equipment primarily related to increasing our manufacturing capacity and to supporting our growth and transfers of equipment from inventory to property and equipment, primarily attributable to our instrument rental program. Transfers of equipment between inventory to property and equipment, net, during the three months ended September 30, 2017 and 2016 were $0.4 million and $1.9 million, respectively, and during the six months ended September 30, 2017 and 2016 were $0.7 million and $3.4 million, respectively.

Intangible Assets. Intangible assets as of September 30, 2017 and March 31, 2017, which consists of customer relationships acquired in our fiscal 2015 acquisition of QCR, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three and six months ended September 30, 2017 and 2016, our changes in estimated useful life of intangible assets were not significant.

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three and six months ended September 30, 2017 and 2016, we did not recognize any impairment charges on long-lived assets.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. As of September 30, 2017 and March 31, 2017, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three and six months ended September 30, 2017 and 2016, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of September 30, 2017 and March 31, 2017, we had no accrued interest or penalties. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015, which was completed in the second quarter of fiscal 2018 and there have not been any proposed assessments as a result of this examination. Our foreign subsidiary income tax returns for fiscal 2013 through 2015 is subject to examination by German tax authorities. The tax audit commenced in the third quarter of fiscal 2018. As of September 30, 2017, there had been no proposed assessments by such authorities and we are unable to estimate the range of possible outcomes at this time.

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

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our other employees (the “FY2017 PSUs”). These FY2017 PSUs, as originally granted to our executive officers and other employees other than our Chief Executive Officer, vested only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year 2017, as certified by the Compensation Committee, was in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

For the PSUs granted in fiscal 2015, 2016 and 2017, we determined that the performance targets (including as adjusted to reflect the modified performance conditions for the FY2017 PSUs discussed above) were met in each respective fiscal year of grant and we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and six months ended September 30, 2017. For the FY2018 PSUs, we determined that it was probable that the performance targets would be met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the FY2018 PSUs during the three and six months ended September 30, 2017. We will assess the probability of the performance targets at the end of each quarter.

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

Results of Operations

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and discussion presents our revenues from continuing operations by product category and represents our results for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
Revenues by Product Category	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Instruments (1)	$9,164	$9,823	$(659)	(7)%	$17,927	$19,922	$(1,995)	(10)%
Percentage of total revenues	16%	17%			15%	17%
Consumables (2)	46,369	45,512	857	2%	92,409	90,201	2,208	2%
Percentage of total revenues	79%	78%			79%	78%
Other products (3)	3,321	3,217	104	3%	6,776	6,125	651	11%
Percentage of total revenues	5%	5%			6%	5%
Total revenues	$58,854	$58,552	$302	1%	$117,112	$116,248	$864	1%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers, i-STAT analyzers and urinalysis instruments.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges, urinalysis tests and rapid tests.

Revenues by Geographic Region. The following table and discussion presents our revenues from continuing operations by geographic region and represents our results for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
Revenues by Geographic Region	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
North America	$46,920	$47,017	$(97)	<(1)%	$93,889	$93,790	$99	<1%
Percentage of total revenues	80%	80%			80%	81%
Europe	8,338	8,033	305	4%	16,643	16,391	252	2%
Percentage of total revenues	14%	14%			14%	14%
Asia Pacific and rest of the world	3,596	3,502	94	3%	6,580	6,067	513	8%
Percentage of total revenues	6%	6%			6%	5%
Total revenues	$58,854	$58,552	$302	1%	$117,112	$116,248	$864	1%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

North America. During the three months ended September 30, 2017, total revenues in North America decreased by less than 1%, or $0.1 million, as compared to the same period in fiscal 2017. Total revenues in North America were impacted by the following changes:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America decreased by less than 1%, or $31,000, primarily attributable to a decrease in sales of medical reagent discs to Abbott, partially offset by an increase in Piccolo chemistry analyzers sold to Abbott during the quarter.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 6%, or $1.3 million, primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 4%, or $0.3 million, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments to various distributors and (b) an increase in the unit sales of hematology reagent kits resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables, urinalysis instruments and related consumables and VetScan rapid tests in North America increased by 9%, or $0.8 million, primarily attributable to (a) an increase in revenues from VetScan rapid tests due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline FeLV/FIV Rapid Test and (b) an increase in the unit sales of i-STAT analyzers and i-STAT consumables sold to various distributors.

•	Revenues from other products in North America increased by 6%, or $0.1 million, primarily attributable to an increase in products sold using our patented Orbos Discrete Lyophilization Process.

Europe. During the three months ended September 30, 2017, total revenues in Europe increased by 4%, or $0.3 million, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in revenues from VetScan hematology instruments sold to customers in the United Kingdom and a distributor in Europe, (b) an increase in revenues from hematology reagent kits sold due to an expanded installed base of VetScan hematology instruments and (c) the impact of a higher exchange rate between the Euro and U.S. dollar, as compared to the same period last year.

Asia Pacific and rest of the world. During the three months ended September 30, 2017, total revenues in Asia Pacific and rest of the world increased by 3%, or $0.1 million, as compared to the same period in fiscal 2017, primarily attributable to an increase in VetScan hematology instruments and veterinary reagent discs sold to various distributors in Asia Pacific, partially offset by a decrease in Piccolo chemistry analyzers and VetScan chemistry analyzers sold to various distributors in Asia Pacific and rest of the world.

Significant concentrations. During the three months ended September 30, 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 22%, 14%, 11% and 11%, respectively, of our total worldwide revenues.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

North America. During the six months ended September 30, 2017, total revenues in North America increased by less than 1%, or $0.1 million, as compared to the same period in fiscal 2017. Total revenues in North America were impacted by the following changes:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America decreased by 4%, or $0.5 million, primarily attributable to a decrease in sales of medical reagent discs to Abbott, due to a reduction of inventory during the first quarter of fiscal 2018, partially offset by an increase in Piccolo chemistry analyzers sold to Abbott.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 5%, or $2.1 million, primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period, partially offset by an increase in the unit sales of veterinary reagent discs sold due to higher average utilization per customer.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 7%, or $1.0 million, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments to various distributors and (b) an increase in the unit sales of hematology reagent kits resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables, urinalysis instruments and related consumables and VetScan rapid tests in North America increased by 5%, or $0.9 million, primarily attributable to an increase in revenues from VetScan rapid tests due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline FeLV/FIV Rapid Test.

•
Revenues from other products in North America increased by 18%, or $0.8 million, primarily attributable to an increase in other veterinary products sold and an increase in products sold using our patented Orbos Discrete Lyophilization Process.

.
Europe. During the six months ended September 30, 2017, total revenues in Europe increased by 2%, or $0.3 million, as compared to the same period in fiscal 2017, primarily attributable to an increase in revenues from Piccolo chemistry analyzers and medical reagent discs sold to various distributors, an increase in revenues from hematology reagent kits sold due to an expanded installed base of VetScan hematology instruments, partially offset by a decrease in revenues from veterinary instruments sold to various distributors.

Asia Pacific and rest of the world. During the six months ended September 30, 2017, total revenues in Asia Pacific and rest of the world increased by 8%, or $0.5 million, as compared to the same period in fiscal 2017, primarily attributable to an increase in VetScan hematology instruments, veterinary reagent discs and hematology reagent kits sold to various distributors, partially offset by a decrease in VetScan chemistry analyzers sold to various distributors.

Significant concentrations. During the six months ended September 30, 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 22%, 15%, 11% and 10%, respectively, of our total worldwide revenues.

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

Certain reclassifications have been made to prior fiscal period amounts to conform to the current fiscal period presentation in the segment categories. Effective in the fourth quarter of fiscal 2017, we made changes to the presentation of reportable segments to reflect changes in the way our chief operating decision maker, or decision making group, evaluate the performance of our operations and allocate resources. These reclassifications did not result in any change on our consolidated revenues, cost of revenues or gross profit.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table and the discussion that follows present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Change
	2017	Percent of Revenues (1)	2016	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$9,282	100%	$9,381	100%	$(99)	(1)%
Percentage of total revenues	16%		16%
Veterinary Market	48,536	100%	48,290	100%	246	1%
Percentage of total revenues	82%		82%
Other (2)	1,036		881		155	18%
Percentage of total revenues	2%		2%
Total revenues	58,854		58,552		302	1%
Cost of revenues:
Medical Market	5,101	55%	5,133	55%	(32)	(1)%
Veterinary Market	21,511	44%	21,124	44%	387	2%
Other (2)	81		37		44	119%
Total cost of revenues	26,693		26,294		399	2%
Gross profit:
Medical Market	4,181	45%	4,248	45%	(67)	(2)%
Veterinary Market	27,025	56%	27,166	56%	(141)	(1)%
Other (2)	955		844		111	13%
Gross profit	$32,161		$32,258		$(97)	<(1)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2017, total revenues in the medical market decreased by 1%, or $0.1 million, as compared to the same period in fiscal 2017. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers increased by 10%, or $0.2 million, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in Piccolo chemistry analyzers sold to Abbott, partially offset by a decrease in Piccolo chemistry analyzers sold to various distributors in Asia Pacific and rest of the world.

•
Total revenues from medical reagent discs decreased by 4%, or $0.3 million, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to a decrease in the unit sales of medical reagent discs in North America to Abbott.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 2%, or $0.1 million, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the medical market segment during the three months ended September 30, 2017 and 2016 were 45% and 45%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to a decrease in the unit sales of medical reagent discs and higher manufacturing costs of Piccolo chemistry analyzers, partially offset by an increase in the unit sales of Piccolo chemistry analyzers. Gross profit percentage during the second quarter of fiscal 2018 was impacted by a decrease in the unit sales of medical reagent discs, which have a higher margin contribution, partially offset by an increase in the unit sales of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2017, total revenues in the veterinary market increased by 1%, or $0.2 million, as compared to the same period in fiscal 2017. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments decreased by 10%, or $0.8 million, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers in North America resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period, partially offset by (a) an increase in the unit sales of VetScan hematology instruments and i-STAT analyzers to various distributors in North America and (b) an increase in the unit sales of VetScan hematology instruments to customers in the United Kingdom, a distributor in Europe and various distributors in Asia Pacific.

•
Total revenues from consumables in the veterinary market increased by 3%, or $1.1 million, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in the unit sales of VetScan hematology reagent kits in North America resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals, (b) an increase in revenues from hematology reagent kits due to an expanded installed base of VetScan hematology instruments in Europe, (c) an increase in revenues from veterinary reagent discs sold to various distributors in Asia Pacific, (d) an increase in revenues from VetScan rapid tests sold in North America due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline FeLV/FIV Rapid Test and (e) an increase in the unit sales of i-STAT consumables to various distributors in North America.

•
Total revenues from other products in the veterinary market decreased by 3%, or $0.1 million, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017, which was not significant.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment decreased by 1%, or $0.1 million, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the veterinary market segment during the three months ended September 30, 2017 and 2016 were 56% and 56%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers and rapid tests and (b) higher manufacturing costs of hematology instruments and veterinary reagent discs, partially offset by (a) an increase in the unit sales of hematology instruments, veterinary reagent discs and hematology reagent kits and (b) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, as compared to the same period last year. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was primarily attributable to an increase in products sold using our patented Orbos Discrete Lyophilization Process during the three months ended September 30, 2017, as compared to the same period in fiscal 2017.

Six Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016

The following table and the discussion that follows present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Six Months Ended September 30,				Change
	2017	Percent of Revenues (1)	2016	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$18,144	100%	$18,478	100%	$(334)	(2)%
Percentage of total revenues	15%		16%
Veterinary Market	96,904	100%	96,021	100%	883	1%
Percentage of total revenues	83%		83%
Other (2)	2,064		1,749		315	18%
Percentage of total revenues	2%		1%
Total revenues	117,112		116,248		864	1%
Cost of revenues:
Medical Market	10,065	55%	9,987	54%	78	1%
Veterinary Market	42,818	44%	41,884	44%	934	2%
Other (2)	124		118		6	5%
Total cost of revenues	53,007		51,989		1,018	2%
Gross profit:
Medical Market	8,079	45%	8,491	46%	(412)	(5)%
Veterinary Market	54,086	56%	54,137	56%	(51)	<(1)%
Other (2)	1,940		1,631		309	19%
Gross profit	$64,105		$64,259		$(154)	<(1)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2017, total revenues in the medical market decreased by 2%, or $0.3 million, as compared to the same period in fiscal 2017. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers increased by 14%, or $0.5 million, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in Piccolo chemistry analyzers sold to Abbott and to various distributors in Europe.

•
Total revenues from medical reagent discs decreased by 5%, or $0.7 million, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to a decrease in the unit sales of medical reagent discs in North America to Abbott, due to a reduction of inventory during the first quarter of fiscal 2018, partially offset by an increase in the unit sales of medical reagent to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 5%, or $0.4 million, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the medical market segment during the six months ended September 30, 2017 and 2016 were 45% and 46%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to a decrease in the unit sales of medical reagent discs and higher manufacturing costs of Piccolo chemistry analyzers, partially offset by an increase in the unit sales of Piccolo chemistry analyzers. The decrease in gross profit percentage was primarily attributable to a decrease in unit sales of medical reagent discs, which have a higher margin contribution.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2017, total revenues in the veterinary market increased by 1%, or $0.9 million, as compared to the same period in fiscal 2017. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments decreased by 15%, or $2.5 million, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers in North America resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period, (b) a decrease in revenues from veterinary instruments sold to various distributors in Europe and (c) a decrease in revenues from VetScan chemistry analyzers sold to various distributors in Asia Pacific and rest of the world, partially offset by an increase in the unit sales of VetScan hematology instruments to various distributors in North America and Asia Pacific and rest of the world.

•
Total revenues from consumables in the veterinary market increased by 4%, or $2.9 million, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer in North America, (b) an increase in the unit sales of hematology reagent kits in North America resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals, (c) an increase in revenues from hematology reagent kits due to an expanded installed base of VetScan hematology instruments in Europe, (d) an increase in revenues from veterinary reagent discs and hematology reagent kits sold to various distributors in Asia Pacific and rest of the world and (e) an increase in revenues from VetScan rapid tests sold in North America due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline FeLV/FIV Rapid Test.

•
Total revenues from other products in the veterinary market increased by 13%, or $0.4 million, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in other veterinary products sold in North America.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment decreased by less than 1%, or $0.1 million, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the veterinary market segment during the six months ended September 30, 2017 and 2016 were 56% and 56%, respectively. In absolute dollars, the net decrease in gross profit was primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers and (b) higher manufacturing costs of VetScan chemistry analyzers, hematology instruments and veterinary reagent discs, partially offset by (a) an increase in the unit sales of veterinary reagent discs, hematology reagent kits and rapid tests and (b) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, as compared to the same period last year. The gross profit percentage was impacted by changes in our product mix.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was primarily attributable to an increase in products sold using our patented Orbos Discrete Lyophilization Process during the six months ended September 30, 2017, as compared to the same period in fiscal 2017.

Three and Six Months Ended September 30, 2017 Compared to Three and Six Months Ended September 30, 2016

Cost of Revenues – Continuing Operations

The following table and discussion present our cost of revenues and represent our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Cost of revenues	$26,693	$26,294	$399	2%	$53,007	$51,989	$1,018	2%
Percentage of total revenues	45%	45%			45%	45%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues, in absolute dollars, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017, was impacted by (a) an increase in the unit sales of hematology instruments and veterinary reagent discs and (b) higher manufacturing costs of Piccolo chemistry analyzers, hematology instruments and veterinary reagent discs, partially offset by a decrease in the unit sales of medical reagent discs, VetScan chemistry analyzers and rapid tests, as compared to the same period last year. Cost of revenues, as a percentage of total revenues, during the three months ended September 30, 2017, as compared to the same period last year, remained at 45% of total revenues, and was impacted by changes in our product mix.

The increase in cost of revenues, in absolute dollars, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017, was impacted by (a) an increase in the unit sales of Piccolo chemistry analyzers, veterinary reagent discs, hematology reagent kits and rapid tests and (b) higher manufacturing costs of Piccolo chemistry analyzers, medical reagent discs, VetScan chemistry analyzers, hematology instruments and veterinary reagent discs, partially offset by a decrease in the unit sales of medical reagent discs and VetScan chemistry analyzers, as compared to the same period last year.  Cost of revenues, as a percentage of total revenues, during the six months ended September 30, 2017, as compared to the same period last year, remained at 45% of total revenues, and was impacted by changes in our product mix.

Gross Profit – Continuing Operations

The following table and discussion present our gross profit and represent our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Total gross profit	$32,161	$32,258	$(97)	<(1)%	$64,105	$64,259	$(154)	<(1)%
Total gross margin	55%	55%			55%	55%

The decrease in gross profit, in absolute dollars, during the three months ended September 30, 2017, as compared to the same period in fiscal 2017, was primarily attributable to (a) a decrease in the unit sales of medical reagent discs, VetScan chemistry analyzers and rapid tests and (b) higher manufacturing costs of Piccolo chemistry analyzers, hematology instruments and veterinary reagent discs, partially offset by (a) an increase in the unit sales of Piccolo chemistry analyzers, hematology instruments, veterinary reagent discs and hematology reagent kits and (b) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, as compared to the same period last year.

The decrease in gross profit, in absolute dollars, during the six months ended September 30, 2017, as compared to the same period in fiscal 2017, was primarily attributable to (a) a decrease in the unit sales of medical reagent discs and VetScan chemistry analyzers and (b) higher manufacturing costs of Piccolo chemistry analyzers, VetScan chemistry analyzers, hematology instruments and veterinary reagent discs, partially offset by (a) an increase in the unit sales of Piccolo chemistry analyzers, veterinary reagent discs, hematology reagent kits and rapid tests and (b) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, as compared to the same period last year.

Research and Development – Continuing Operations

The following table and discussion present our research and development expenses and represent our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Research and development expenses	$6,075	$4,906	$1,169	24%	$12,507	$10,139	$2,368	23%
Percentage of total revenues	10%	8%			11%	9%

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

Research and development expenses increased during the three and six months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets, including joint development agreements. Share-based compensation expense included in research and development expenses during the three months ended September 30, 2017 and 2016 was $0.8 million and $0.7 million, respectively, and during the six months ended September 30, 2017 and 2016 was $1.5 million and $1.3 million, respectively.

We anticipate that our research and development expenses, both in absolute dollars and as a percentage of revenues, will increase in fiscal 2018 from fiscal 2017, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and discussion present our sales and marketing expenses and represent our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Sales and marketing expenses	$12,484	$11,254	$1,230	11%	$24,985	$23,078	$1,907	8%
Percentage of total revenues	21%	19%			21%	20%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Sales and marketing expenses increased during the three and six months ended September 30, 2017, as compared to the same periods in fiscal 2017, primarily attributable to increased costs related to headcount, including share-based compensation expense, to support our growth in both North America and internationally. Share-based compensation expense included in sales and marketing expenses during the three months ended September 30, 2017 and 2016 was $1.1 million and $0.7 million, respectively, and during the six months ended September 30, 2017 and 2016 was $2.3 million and $1.4 million, respectively.

General and Administrative – Continuing Operations

The following table and discussion present our general and administrative expenses and represent our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
General and administrative expenses	$4,167	$4,353	$(186)	(4)%	$8,717	$8,555	$162	2%
Percentage of total revenues	7%	7%			7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses decreased during the three months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to decreased spending on professional services, partially offset by an increase in share-based compensation expense. Share-based compensation expense included in general and administrative expenses during the three months ended September 30, 2017 and 2016 was $1.3 million and $1.2 million, respectively.

General and administrative expenses increased during the six months ended September 30, 2017, as compared to the same period in fiscal 2017, primarily attributable to increased spending on professional services to support our growing operations, partially offset by a decrease in share-based compensation expense because forfeiture estimates were adjusted to reflect actual forfeitures when an award vested in the first quarter of fiscal 2018. Share-based compensation expense included in general and administrative expenses during the six months ended September 30, 2017 and 2016 was $2.0 million and $2.2 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and discussion present our interest and other income (expense), net and represent our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	Dollar Change	2017	2016	Dollar Change
Interest and other income (expense), net	$773	$6,279	$(5,506)	$2,084	$6,249	$(4,165)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of investments in unconsolidated affiliates.

Interest and other income (expense), net decreased during the three and six months ended September 30, 2017, as compared to the same periods in fiscal 2017, primarily attributable to a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment in the three months ended September 30, 2016, partially offset by foreign currency gain resulting from exchange rate fluctuations, primarily during the first quarter of fiscal 2018. See Note 8, “Investments in Unconsolidated Affiliates” of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information on the sale of our equity method investment.

Income Tax Provision – Continuing Operations

The following table and discussion present our income tax provision and represent our results from continuing operations for the three and six months ended September 30, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended September 30,			Six Months Ended September 30,
	2017	2016	Dollar Change	2017	2016	Dollar Change
Income tax provision	$3,607	$6,537	$(2,930)	$7,049	$10,359	$(3,310)
Effective tax rate	35%	36%		35%	36%

The dollar decrease in the income tax provision during the three months ended September 30, 2017, as compared to the same period last year, was attributable to lower pre-tax income. The decrease in the effective tax rate during the three months ended September 30, 2017, as compared to the same period last year, was primarily attributable to the recognition of excess tax benefits as a discrete item in the second quarter of fiscal 2018 pursuant to ASU 2016-09, which we adopted effective the first quarter of fiscal 2018, partially offset by lower federal benefits for qualified production activities during the three months ended September 30, 2017. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

The dollar decrease in the income tax provision during the six months ended September 30, 2017, as compared to the same period last year, was attributable to lower pre-tax income. The decrease in the effective tax rate during the six months ended September 30, 2017, as compared to the same period last year, was primarily attributable to the recognition of excess tax benefits as a discrete item in the six months ended September 30 2017, partially offset by lower federal benefits for qualified production activities during the six months ended September 30, 2017.

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. We did not have any unrecognized tax benefits as of September 30, 2017 and March 31, 2017. During the three and six months ended September 30, 2017 and 2016, we did not recognize any interest or penalties related to unrecognized tax benefits. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015, which was completed in the second quarter of fiscal 2018 and there have not been any proposed assessments. Our foreign subsidiary income tax returns for fiscal 2013 through 2015 is subject to examination by German tax authorities. The tax audit commenced in the third quarter of fiscal 2018. As of September 30, 2017, there had been no proposed assessments by such authorities and we are unable to estimate the range of possible outcomes at this time.

Discontinued Operations

On March 18, 2015, we entered into an asset purchase agreement, or the APA, with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The operating results of our AVRL business are presented as discontinued operations and were not significant during the three and six months ended September 30, 2017 and 2016.

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments as of September 30, 2017 and March 31, 2017 (in thousands, except percentages):

	September 30, 2017	March 31, 2017
Cash and cash equivalents	$58,874	$91,332
Short-term investments	89,877	51,561
Long-term investments	28,951	22,171
Total cash, cash equivalents and investments	$177,702	$165,064
Percentage of total assets	56%	54%

As of September 30, 2017, we had net working capital of $196.6 million compared to $199.7 million as of March 31, 2017. The decrease in working capital is due to the reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets as of September 30, 2017 due to the adoption of ASU 2015-17 in the first quarter of fiscal 2018. ASU 2015-17 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the six months ended September 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$24,366	$16,723
Net cash used in investing activities	(48,898)	(7,162)
Net cash used in financing activities	(8,732)	(7,170)
Effect of exchange rate changes on cash and cash equivalents	806	(321)
Net increase (decrease) in cash and cash equivalents	$(32,458)	$2,070

Cash and cash equivalents as of September 30, 2017 were $58.9 million compared to $91.3 million as of March 31, 2017. The decrease in cash and cash equivalents during the six months ended September 30, 2017 was primarily due to purchases of investments of $80.3 million, purchases of property and equipment of $3.3 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.4 million and payment of cash dividends totaling $6.3 million. These decreases were partially offset by net cash provided by operating activities of $24.4 million, proceeds from maturities and redemptions of investments of $34.7 million and effect of exchange rate changes on cash and cash equivalents of $0.8 million.

Cash Flows from Operating Activities

During the six months ended September 30, 2017, we generated $24.4 million in cash from operating activities, compared to $16.7 million during the six months ended September 30, 2016. The cash provided by operating activities during the six months ended September 30, 2017 was the result of net income of $12.9 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.9 million and share-based compensation expense of $6.6 million and the following changes in assets and liabilities.

•
Receivables, net increased by $0.1 million, from $40.6 million as of March 31, 2017 to $40.7 million as of September 30, 2017, primarily attributable to the timing of collections during the second quarter of fiscal 2018.

•	Inventories increased by $40,000 from $39.0 million as of March 31, 2017 to $39.1 million as of September 30, 2017.

•
Prepaid expenses and other current assets decreased by $0.2 million, from $5.0 million as of March 31, 2017 to $4.8 million as of September 30, 2017, primarily attributable to the timing of estimated income taxes and other expenses.

•
Current net deferred tax assets decreased by $5.6 million, from $5.6 million as of March 31, 2017 to $0 as of September 30, 2017, and non-current net deferred tax assets increased by $6.1 million, from $4.4 million as of March 31, 2017 to $10.5 million as of September 30, 2017. The changes in current and non-current net deferred tax assets were primarily attributable to the reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets as of September 30, 2017 due to the adoption of ASU 2015-17 in the first quarter of fiscal 2018.

•
Other assets increased by $1.3 million, from $7.6 million as of March 31, 2017 to $8.9 million as of September 30, 2017, primarily attributable to long-term receivables due to sales-type lease agreements with our customers.

•
Accounts payable increased by $0.9 million, from $7.5 million as of March 31, 2017 to $8.4 million as of September 30, 2017, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses increased by $0.5 million, from $9.6 million as of March 31, 2017 to $10.1 million as of September 30, 2017, primarily attributable to the timing of payments.

•	Accrued taxes decreased by $0.7 million, from $2.2 million as of March 31, 2017 to $1.5 million as of September 30, 2017, primarily due to the timing of estimated income tax payments.

•
Other accrued liabilities, current, increased by $2.8 million, from $11.0 million as of March 31, 2017 to $13.8 million as of September 30, 2017 and other liabilities, non-current, increased by $0.2 million, from $1.3 million as of March 31, 2017 to $1.5 million as of September 30, 2017. The net current and non-current other liabilities increased primarily attributable to an increase in liabilities related to the types of customer sales incentive programs offered during a promotional period.

•
As of September 30, 2017 and March 31, 2017, the current portion of deferred revenue was $1.0 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $1.3 million and $1.5 million, respectively. Net current and non-current deferred revenue decreased by $0.5 million from March 31, 2017 to September 30, 2017, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•
As of September 30, 2017 and March 31, 2017, the current portion of warranty reserve was $1.9 million and $1.7 million, respectively, and the non-current portion of warranty reserve was $2.8 million and $2.7 million, respectively. Net current and non‑current warranty reserve increased by $0.4 million. The change in current and non-current warranty reserve from March 31, 2017 to September 30, 2017 is primarily due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended September 30, 2017 totaled $48.9 million, compared to net cash used of $7.2 million during the six months ended September 30, 2016. Changes in net cash used in investing activities were attributable to the following:

•
Cash used in investing activities during the six months ended September 30, 2017 was primarily due to purchases of investments in certificates of deposit, commercial paper and corporate bonds totaling $80.3 million during the six months ended September 30, 2017. The cash used in investing activities was partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper and corporate bonds of $34.7 million during the six months ended September 30, 2017.

•
Our capital expenditures totaled $3.3 million during the six months ended September 30, 2017. Purchases of capital equipment primarily relate to increasing our manufacturing capacity, support our growth and transfers of equipment from inventory to property and equipment. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended September 30, 2017 totaled $8.7 million, compared to net cash used of $7.2 million during the six months ended September 30, 2016. Cash used in financing activities during the six months ended September 30, 2017 was primarily due to cash dividend payments of $6.3 million and payments made for tax withholdings related to net share settlements of restricted stock units of $2.4 million. During the six months ended September 30, 2017, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended September 30, 2017 and 2016, our total quarterly dividend payout was $3.2 million and $2.7 million, respectively. During the six months ended September 30, 2017 and 2016, our total quarterly dividend payout was $6.3 million and $5.4 million, respectively. Our dividend payouts were made from retained earnings.

In October 2017, our Board of Directors declared a cash dividend of $0.16 per share on our outstanding common stock to be paid on December 15, 2017 to all shareholders of record as of the close of business on December 1, 2017. Future declarations of quarterly dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and July 2013, our Board of Directors authorized the repurchase of up to a total of $67.3 million of our common stock. In July 2016, our Board of Directors approved a $30.0 million increase to our existing share repurchase program to a total of $97.3 million. As of September 30, 2017, $54.0 million was available to purchase common stock under our share repurchase program. In October 2017, our Board of Directors approved a $21.0 million increase to our existing share repurchase program, which when added to the $54.0 million remaining under our previously-authorized share repurchase program provides for a total of $75.0 million of our common stock authorized and available for repurchase under the program as of the date of approval.

Since the share repurchase program began, through September 30, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three and six months ended September 30, 2017 and 2016, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $3.4 million as of September 30, 2017. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

In April 2017, we entered into a joint development agreement with the diagnostics division of a medical products company, whereby we are subject to payments of up to $10.2 million, in consideration of development efforts, over an estimated period of four years. Our payment obligations are contingent upon the achievement of certain development milestones.

See Note 8, “Investments in Unconsolidated Affiliates” of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information on commitments due in connection with our investment in a privately-held company.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City, or the Agency whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.2 million, respectively, and as of March 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date we cease operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of September 30, 2017, our short-term and long-term investments totaled $89.9 million and $29.0 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive gain (loss), net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as of September 30, 2017, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of September 30, 2017, we had $67.7 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of September 30, 2017 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of September 30, 2017, our investments classified as available-for-sale totaled $51.2 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2017 or during the three and six months ended September 30, 2017.

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

The functional currency of our wholly-owned subsidiaries is in U.S. dollars. Foreign currency denominated account balances of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. The effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our condensed consolidated statements of income. For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables. Our revenues were impacted by foreign currency exchange rates during the three months ended September 30, 2017, which increased our revenues by approximately $0.2 million, during the three months ended September 30, 2017, as compared to the same period last year, and decreased our revenues of approximately $0.2 million, during the six months ended September 30, 2017, as compared to the same period last year. Continued change in the values of the Euro, the British pound sterling and other foreign currencies against the U.S. Dollar could have an impact on our business, financial condition and results of operations.

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the three and six months ended September 30, 2017. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investments in Privately Held Companies

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment was initially recorded under the cost method as we did not exercise significant influence over the investee’s operating or financial activities. The investment is inherently risky and we could lose our entire investment in this company. To date, we have not recorded an impairment charge on this investment. In January 2017, we entered into a letter agreement with the privately-held company. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we agreed to pay a total of up to $1.5 million to the privately-held company, which includes an upfront payment of $0.3 million that we paid in January 2017, with the remaining $1.2 million obligation contingent upon the achievement of certain development milestones. As a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control, we accounted for our investment in the privately-held company using the equity method on a prospective basis beginning in January 2017 based on our early adoption of ASU 2016-07. As of September 30, 2017 and March 31, 2017, the carrying value of our equity method investment in this privately-held company was $2.8 million and $2.9 million, respectively.

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

Other than the foregoing, there have been no material changes in our market risk during the three and six months ended September 30, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

As of September 30, 2017, 90 patent applications have been filed on our behalf with the United States Patent and Trademark Office, or the USPTO, of which 51 patents have been issued and 23 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended September 30, 2017, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $43.82 to $53.64 per share and the closing sale price on September 29, 2017, the last day of trading for the quarter ended September 30, 2017 was $44.65 per share. During the last eight fiscal quarters ended September 30, 2017, our stock price closed at a high of $57.88 per share on December 30, 2015 and a low of $38.65 per share on February 11, 2016. Many factors may affect the market price of our common stock, including:

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

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. Our determination of our tax liability is subject to review by tax authorities in any applicable jurisdiction, including the United States or Germany, who may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. Any adverse outcome of such a review could have an adverse effect on our results of operations and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is required. Our ultimate tax liability may differ from the amounts recorded in our consolidated financial statements and may adversely affect our financial condition and results of operations.

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

ABAXIS, INC.
(Registrant)

Date: November 9, 2017	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2017	BY:	/s/ Ross Taylor
Ross Taylor
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)