Form 10-Q
period 2017-12-31
ABAXIS INC
filed 2018-02-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017
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

Yes ☐    No ☒

As of February 7, 2018, there were 22,698,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended December 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	December 31, 2017	March 31, 2017
Current assets:
Cash and cash equivalents	$71,902	$91,332
Short-term investments	89,717	51,561
Receivables (net of allowances of $420 at December 31, 2017 and $272 at March 31, 2017)	40,391	40,568
Inventories	42,498	39,010
Prepaid expenses and other current assets	6,250	4,997
Net deferred tax assets, current	-	5,644
Current assets of discontinued operations	45	66
Total current assets	250,803	233,178
Long-term investments	23,333	22,171
Investment in unconsolidated affiliates	2,732	2,850
Property and equipment, net	34,902	34,260
Intangible assets, net	1,056	1,171
Net deferred tax assets, non-current	7,489	4,392
Other assets	9,224	7,624
Total assets	$329,539	$305,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,170	$7,517
Accrued payroll and related expenses	10,285	9,606
Accrued taxes	47	2,151
Current liabilities of discontinued operations	50	85
Other accrued liabilities	15,648	11,006
Deferred revenue	1,054	1,415
Warranty reserve	2,129	1,663
Total current liabilities	42,383	33,443
Non-current liabilities:
Deferred revenue	1,278	1,460
Warranty reserve	2,864	2,695
Net deferred tax liabilities	211	234
Notes payable, less current portion	202	278
Other non-current liabilities	1,544	1,312
Total non-current liabilities	6,099	5,979
Total liabilities	48,482	39,422
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,697,000 and 22,540,000 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	143,640	135,932
Retained earnings	137,481	130,304
Accumulated other comprehensive loss	(64)	(12)
Total shareholders' equity	281,057	266,224
Total liabilities and shareholders' equity	$329,539	$305,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues	$59,670	$52,772	$176,782	$169,020
Cost of revenues	27,494	23,368	80,501	75,357
Gross profit	32,176	29,404	96,281	93,663
Operating expenses:
Research and development	5,165	4,776	17,672	14,915
Sales and marketing	13,657	10,629	38,642	33,707
General and administrative	4,777	3,159	13,494	11,714
Total operating expenses	23,599	18,564	69,808	60,336
Income from operations	8,577	10,840	26,473	33,327
Interest and other income (expense), net	878	(52)	2,962	6,197
Income from continuing operations before income tax provision	9,455	10,788	29,435	39,524
Income tax provision	5,229	3,929	12,278	14,288
Income from continuing operations	4,226	6,859	17,157	25,236
Discontinued operations (Note 4)
Loss from discontinued operations, net of tax	-	(15)	-	(70)
Net income	$4,226	$6,844	$17,157	$25,166

Net income per share:
Basic
Continuing operations	$0.19	$0.30	$0.76	$1.12
Discontinued operations	-	-	-	-
Basic net income per share	$0.19	$0.30	$0.76	$1.12

Diluted
Continuing operations	$0.18	$0.30	$0.75	$1.11
Discontinued operations	-	-	-	-
Diluted net income per share	$0.18	$0.30	$0.75	$1.11

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,695,000	22,535,000	22,663,000	22,508,000
Weighted average common shares outstanding - diluted	23,044,000	22,789,000	23,021,000	22,753,000

Cash dividends declared per share	$0.16	$0.14	$0.44	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income	$4,226	$6,844	$17,157	$25,166
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(55)	(18)	(87)	(8)
Tax provision (benefit) on other comprehensive income (loss)	(23)	(8)	(35)	(4)
Other comprehensive income (loss), net of tax	(32)	(10)	(52)	(4)
Comprehensive income	$4,194	$6,834	$17,105	$25,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$17,157	$25,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,920	5,329
Investment premium amortization, net	805	439
Net loss on disposals of property and equipment	25	81
Foreign exchange (gain) loss	(907)	755
Share-based compensation expense	10,191	8,317
Excess tax benefits from share-based awards (1)	-	(346)
Deferred income taxes	2,559	(604)
Equity in net loss of unconsolidated affiliate	118	34
Gain on sale of equity method investment	-	(6,053)
Changes in assets and liabilities:
Receivables, net	324	729
Inventories	(5,128)	(8,121)
Prepaid expenses and other current assets	(1,318)	181
Other assets	(1,596)	(4,340)
Accounts payable	5,611	1,646
Accrued payroll and related expenses	679	(2,165)
Accrued taxes	(2,165)	(755)
Other liabilities	4,793	1,704
Deferred revenue	(543)	(713)
Warranty reserve	635	985
Net cash provided by operating activities	37,160	22,269
Cash flows from investing activities:
Purchases of available-for-sale investments	(68,415)	(2,991)
Purchases of held-to-maturity investments	(33,597)	(40,772)
Proceeds from maturities and redemptions of available-for-sale investments	19,340	3,300
Proceeds from maturities and redemptions of held-to-maturity investments	42,462	29,919
Purchases of property and equipment	(4,794)	(8,014)
Acquisitions, net of cash acquired	-	(785)
Cash paid for investment in unconsolidated affiliate	-	(2,999)
Proceeds from sale of equity method investment	-	8,526
Net cash used in investing activities	(45,004)	(13,816)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock units	(2,521)	(2,188)
Excess tax benefits from share-based awards (1)	-	346
Dividends paid	(9,980)	(8,559)
Net cash used in financing activities	(12,501)	(10,401)
Effect of exchange rate changes on cash and cash equivalents	915	(722)
Net decrease in cash and cash equivalents	(19,430)	(2,670)
Cash and cash equivalents at beginning of period	91,332	88,323
Cash and cash equivalents at end of period	$71,902	$85,653
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$11,598	$14,836
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(52)	$(4)
Transfers of equipment between inventory and property and equipment, net	$1,678	$4,148
Net change in capitalized share-based compensation	$38	$(109)
Common stock withheld for employee taxes in connection with share-based compensation	$2,521	$2,188
Repayment of notes payable by credits from municipal agency	$76	$76

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and nine month periods ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2018 or for any interim or future period.

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

Management Estimates. The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures. Significant management estimates made in preparing the condensed consolidated financial statements relate to allowance for doubtful accounts, sales and other allowances, estimated selling price of our products, valuation of inventory, fair value of investments, fair value and useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation, legal exposures and warranty reserves. Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our actual results may differ materially from these estimates.

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

Recently Adopted Accounting Pronouncements

Simplifying the Measurement of Inventory:  In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendment, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance as of April 1, 2017, the required effective date. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

Balance Sheet Classification of Deferred Taxes:  In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and non-current amounts. As of April 1, 2017, we adopted ASU 2015-17 on a prospective basis. The adoption of this accounting standard resulted in the reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets for our three and nine months ended December 31, 2017. Other than this reclassification, the adoption of this standard did not have any other significant impact on our condensed consolidated financial statements.

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

Compensation - Stock Compensation:  In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which is applied to any company that changes the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. ASU 2017-09 is effective for us beginning in the first quarter of fiscal year 2019, with early adoption permitted. The standard should be applied prospectively to an award modified on or after the adoption date. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

The results from discontinued operations during the three and nine months ended December 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Discontinued operations:	2017	2016	2017	2016
Revenues	$189	$178	$510	$524
Cost of revenues	189	178	510	524
Gross profit	-	-	-	-
Operating expenses	-	24	-	111
Loss before income tax benefit	-	(24)	-	(111)
Income tax benefit	-	(9)	-	(41)
Net loss of discontinued operations	$-	$(15)	$-	$(70)

The current assets and liabilities of discontinued operations as of December 31, 2017 and March 31, 2017 were as follows (in thousands):

	December 31, 2017	March 31, 2017
Receivables, net	$45	$66
Total current assets of discontinued operations	$45	$66
Other current liabilities	$50	$85
Total current liabilities of discontinued operations	$50	$85

NOTE 5. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of December 31, 2017 and March 31, 2017 (in thousands).

	Available-for-Sale Investments
December 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Commercial paper	$9,960	$-	$(6)	$9,954
Corporate bonds	45,323	-	(97)	45,226
Municipal bonds	660	-	(4)	656
Total available-for-sale investments	$55,943	$-	$(107)	$55,836

	Held-to-Maturity Investments
December 31, 2017	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$14,397	$-	$(18)	$14,379
Corporate bonds	42,467	-	(235)	42,232
Municipal bonds	350	-	(1)	349
Total held-to-maturity investments	$57,214	$-	$(254)	$56,960

	Available-for-Sale Investments
March 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$6,381	$-	$(4)	$6,377
Municipal bonds	678	-	(16)	662
Total available-for-sale investments	$7,059	$-	$(20)	$7,039

	Held-to-Maturity Investments
March 31, 2017	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$3,735	$1	$(1)	$3,735
Commercial paper	5,588	-	(3)	5,585
Corporate bonds	57,009	-	(186)	56,823
Municipal bonds	361	-	(1)	360
Total held-to-maturity investments	$66,693	$1	$(191)	$66,503

During the three months ended December 31, 2017 and 2016, redemptions of investments in accordance with callable provisions were $0.9 million and $0, respectively. During the nine months ended December 31, 2017 and 2016, redemptions of investments in accordance with callable provisions were $0.9 million and $0, respectively. As of December 31, 2017 and March 31, 2017, we had unrealized loss on available-for-sale investments, net of related income taxes, of $64,000 and $12,000, respectively. The amortized cost of our held-to-maturity investments approximates their fair value.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of December 31, 2017 and March 31, 2017 (in thousands).

	December 31, 2017		December 31, 2017
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$49,251	$49,191	$40,526	$40,420
Due in 1 to 3 years	6,692	6,645	16,688	16,540
Total investments	$55,943	$55,836	$57,214	$56,960

	March 31, 2017		March 31, 2017
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,381	$6,377	$45,184	$45,124
Due in 1 to 3 years	678	662	21,509	21,379
Total investments	$7,059	$7,039	$66,693	$66,503

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2017 and March 31, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	As of December 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$13,133	$(18)	$-	$-	$13,133	$(18)
Commercial paper	9,954	(6)	-	-	9,954	(6)
Corporate bonds	65,280	(217)	22,178	(115)	87,458	(332)
Municipal bonds	656	(4)	349	(1)	1,005	(5)
Total investments in an unrealized loss position	$89,023	$(245)	$22,527	$(116)	$111,550	$(361)

	As of March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$2,738	$(1)	$-	$-	$2,738	$(1)
Commercial paper	2,989	(3)	-	-	2,989	(3)
Corporate bonds	44,387	(177)	16,108	(13)	60,495	(190)
Municipal bonds	1,021	(17)	-	-	1,021	(17)
Total investments in an unrealized loss position	$51,135	$(198)	$16,108	$(13)	$67,243	$(211)

We periodically review our investments for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended December 31, 2017 and 2016, we did not recognize any other-than-temporary impairment loss. As of December 31, 2017 and March 31, 2017, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of December 31, 2017 and March 31, 2017 (in thousands).

	As of December 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$7,098	$-	$-	$7,098
Available-for-sale investments:
Commercial paper	-	9,954	-	9,954
Corporate bonds	-	45,226	-	45,226
Municipal bonds	-	656	-	656
Total assets at fair value	$7,098	$55,836	$-	$62,934

	As of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$584	$-	$-	$584
Available-for-sale investments:
Corporate bonds	-	6,377	-	6,377
Municipal bonds	-	662	-	662
Total assets at fair value	$584	$7,039	$-	$7,623

As of December 31, 2017 and March 31, 2017, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of December 31, 2017 and March 31, 2017, our Level 2 financial assets consisted primarily of commercial paper, corporate bonds and municipal bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of December 31, 2017 and March 31, 2017, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and nine months ended December 31, 2017 and 2016.

NOTE 7. INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or net realizable value. Components of inventories as of December 31, 2017 and March 31, 2017 were as follows (in thousands):

	December 31, 2017	March 31, 2017
Raw materials	$19,679	$16,567
Work-in-process	6,205	4,212
Finished goods	16,614	18,231
Inventories	$42,498	$39,010

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

In January 2017, we entered into a letter agreement with the privately-held company. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we agreed to pay a total of up to $1.5 million to the privately-held company, which includes an upfront payment of $0.3 million that we paid in January 2017, and any remaining obligation to the investee is contingent upon the achievement of certain development milestones. As a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control, we accounted for our investment in the privately-held company using the equity method on a prospective basis beginning in January 2017 based on our early adoption of ASU 2016-07. Our allocated portion of net loss in our equity method investment in the privately-held company during the three months ended December 31, 2017 and 2016, was $46,000 and $0, respectively, and during the nine months ended December 31, 2017 and 2016, were $0.1 million and $0, respectively. Our proportionate share of the privately-held company’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income. As of December 31, 2017 and March 31, 2017, the carrying value of our equity method investment in this privately-held company was $2.7 million and $2.9 million, respectively. See Note 20, “Subsequent Events,” for information regarding additional investment in the privately-held company after December 31, 2017.

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price paid to us for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received an initial cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the period ended September 30, 2016. Our allocated portion of SMB’s net loss during the three months ended December 31, 2017 and 2016 was $0 in each period and during the nine months ended December 31, 2017 and 2016 was $0 and $34,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income. As of December 31, 2017 and March 31, 2017, the carrying value of our equity method investment in SMB was $0. We have been notified that the holdback will be released in full and expect to receive payment of the holdback amount of approximately $1.2 million in February 2018.

NOTE 9. OTHER NON-CURRENT ASSETS

Other non-current assets as of December 31, 2017 and March 31, 2017 were as follows (in thousands):

	December 31, 2017	March 31, 2017
Non-current lease receivables	$9,090	$7,476
Other assets	134	148
Total other non-current assets	$9,224	$7,624

Non-current lease receivables represent sales-type leases resulting from the sale of our products and are typically collateralized by a security interest in certain of the underlying assets. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments with end users for monthly payments of instrument and consumable purchases over a term of six years. As of December 31, 2017, the current and non-current portion of lease receivables, including accrued interest, was $2.3 million and $9.1 million, respectively. Our current and non-current lease receivables are recorded within “Receivables” and “Other assets,” respectively, on our condensed consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

Future minimum lease payments to us on lease receivables as of December 31, 2017 are summarized as follows (in thousands):

Fiscal Year	Amount
2018 (remaining three months)	$564
2019	2,320
2020	2,320
2021	2,286
2022	2,292
Thereafter	1,604
Total	11,386
Less: Current portion	(2,296)
Non-current lease receivable	$9,090

NOTE 10. WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Total current and non-current accrued warranty reserve related to instruments as of December 31, 2017 and March 31, 2017 was $4.4 million and $3.8 million, respectively.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of December 31, 2017 and March 31, 2017 was $0.6 million and $0.6 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2017 and 2016 is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Balance at beginning of period	$4,759	$3,950	$4,358	$3,208
Provision for warranty expense	811	568	2,273	2,068
Warranty costs incurred	(577)	(325)	(1,638)	(1,083)
Balance at end of period	4,993	4,193	4,993	4,193
Non-current portion of warranty reserve	2,864	2,616	2,864	2,616
Current portion of warranty reserve	$2,129	$1,577	$2,129	$1,577

NOTE 11. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (the “Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.2 million, respectively, and as of March 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2017.

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

NOTE 12. OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities as of December 31, 2017 and March 31, 2017 were as follows (in thousands):

	December 31, 2017	March 31, 2017
Accrued liabilities for customer sales incentive programs	$11,326	$7,181
Other current accrued liabilities	4,322	3,825
Total other current accrued liabilities	$15,648	$11,006

As of December 31, 2017 and March 31, 2017, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes and professional costs.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $2.2 million as of December 31, 2017. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

In April 2017, we entered into a joint development agreement with the diagnostics division of a medical products company, whereby we were subject to payments of up to $10.2 million, in consideration of development efforts, over an estimated period of four years. Our payment obligations were contingent upon the achievement of certain development milestones. In November 2017, prior to the achievement of any such development milestones, both parties agreed to terminate the joint development agreement and as of December 31, 2017, we had no outstanding obligations under this agreement.

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

As of December 31, 2017, the 2014 Plan provided for the issuance of a maximum of 2,612,409 shares, of which 989,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units, and represents our results from continuing operations, during the three and nine months ended December 31, 2017 and 2016, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Cost of revenues	$375	$360	$1,126	$1,326
Research and development	691	602	2,234	1,880
Sales and marketing	1,087	797	3,419	2,218
General and administrative	1,419	673	3,412	2,893
Share-based compensation expense before income taxes	3,572	2,432	10,191	8,317
Income tax benefit	(906)	(839)	(3,183)	(2,881)
Total share-based compensation expense after income taxes	$2,666	$1,593	$7,008	$5,436
Net impact of share-based compensation on:
Basic net income per share	$0.12	$0.07	$0.31	$0.24
Diluted net income per share	$0.12	$0.07	$0.30	$0.24

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of December 31, 2017 and March 31, 2017 were $0.2 million and $0.2 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets. The income tax benefit for the three and nine months ended December 31, 2017 includes the reduction of the United States federal tax rate from 35% to 21% as a result of the Tax Cuts and Jobs Act (“the Tax Act”) enacted on December 22, 2017 resulting in a blended federal rate of 31.5% for the fiscal year ending March 31, 2018. The income tax rate in the income tax benefit was 25% and 34%, respectively, during the three months ended December 31, 2017 and 2016, and 31% and 35%, during the nine months ended December 31, 2017 and 2016, respectively.

During the first quarter of fiscal 2018, we adopted ASU 2016-09, and as a result of adoption, during the three and nine months ended December 31, 2017, we recognized $16,000 and $0.2 million, respectively of excess tax benefits related to share-based payments in our income tax provision. These items were historically recorded in common stock. In addition, effective April 1, 2017, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows, and as a result, were classified as such during the three and nine months ended December 31, 2017. Our compensation expense each period continues to reflect estimated forfeitures.

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

The fair value of RSUs used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of December 31, 2017, the total unrecognized compensation expense related to RSU awards granted amounted to $21.8 million, which is expected to be recognized over a weighted average service period of 2.2 years.

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

For the PSUs granted in fiscal 2015, 2016 and 2017, we determined that the performance targets (including as adjusted to reflect the modified performance conditions for the FY2017 PSUs discussed above) were met in each respective fiscal year of grant and we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and nine months ended December 31, 2017. For the FY2018 PSUs, we determined that it was probable that the performance targets would be met and accordingly, we recorded share-based compensation expense ratably over the vesting the terms of the FY2018 PSUs during the three and nine months ended December 31, 2017. We will assess the probability of the performance targets at the end of each quarter.

As of December 31, 2017, the total unrecognized compensation expense related to PSU awards granted and expected to vest amounted to $9.5 million, which is expected to be recognized over a weighted average service period of 1.6 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2017.

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at March 31, 2017	535,000	$46.62	439,000	$47.40
Granted	241,000	46.41	137,000	45.84
Vested (2)	(149,000)	43.52	(62,000)	40.82
Canceled and forfeited	(5,000)	46.98	-	-
Nonvested at December 31, 2017	622,000	$47.27	514,000	$47.78

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended December 31, 2017 and 2016 was $0.4 million and $0.3 million, respectively, and during the nine months ended December 31, 2017 and 2016 was $9.8 million and $8.1 million, respectively.

The total grant date fair value of restricted stock units vested during the three months ended December 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively, and during the nine months ended December 31, 2017 and 2016 was $9.0 million and $7.3 million, respectively.

NOTE 15. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and July 2016, our Board of Directors authorized the repurchase of up to a total of $97.3 million of our common stock. In October 2017, our Board of Directors approved a $21.0 million increase to our existing share repurchase program. As of December 31, 2017, $75.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through December 31, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three and nine months ended December 31, 2017 and 2016, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During the three months ended December 31, 2017 and 2016, our total quarterly dividend payout was $3.6 million and $3.2 million, respectively. During the nine months ended December 31, 2017 and 2016, our total quarterly dividend payout was $10.0 million and $8.6 million, respectively. Our dividend payouts were made from retained earnings.

See Note 20, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after December 31, 2017.

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

The computations for basic and diluted net income per share for the three and nine months ended December 31, 2017 and 2016 are as follows (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Income from continuing operations	$4,226	$6,859	$17,157	$25,236
Loss from discontinued operations, net of tax	-	(15)	-	(70)
Net income	$4,226	$6,844	$17,157	$25,166

Weighted average common shares outstanding:
Basic	22,695,000	22,535,000	22,663,000	22,508,000
Effect of dilutive securities:
Restricted stock units	349,000	254,000	358,000	245,000
Diluted	23,044,000	22,789,000	23,021,000	22,753,000

Net income per share:
Basic
Continuing operations	$0.19	$0.30	$0.76	$1.12
Discontinued operations	-	-	-	-
Basic net income per share	$0.19	$0.30	$0.76	$1.12

Diluted
Continuing operations	$0.18	$0.30	$0.75	$1.11
Discontinued operations	-	-	-	-
Diluted net income per share	$0.18	$0.30	$0.75	$1.11

For our PSUs, if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for FY2018 PSUs were not achieved during the three and nine months ended December 31, 2017, these awards were not included in the diluted net income per share calculation.

Restricted stock units for 78,000 and 0 shares during the three months ended December 31, 2017 and 2016, respectively, and 5,000 and 2,000 shares during the nine months ended December 31, 2017 and 2016, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.

NOTE 17. INCOME TAXES

The following table provides details of income taxes for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Income from continuing operations before income tax provision	$9,455	$10,788	$29,435	$39,524
Income tax provision	$5,229	$3,929	$12,278	$14,288
Effective tax rate	55%	36%	42%	36%

The Company’s effective tax rate during the three and nine months ended December 31, 2017 was impacted by the Tax Act. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, the Company made an additional provision for income tax resulting from the enactment of the Tax Act during the three and nine months ended December 31, 2017.

The Tax Act includes significant changes to the U.S. income tax system. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018, eliminates the federal benefit for qualified production activities, expands the deduction limitation for executive compensation, creates a territorial system which will generally allow companies to repatriate future foreign earnings without incurring additional U.S. income taxes, subjects foreign earnings on which U.S. income tax is currently deferred to a one time transition tax, creates a “minimum tax” on certain intangible foreign earnings and creates an incentive for U.S. companies to sell goods and services abroad. The decrease in the U.S. federal corporate tax rate from 35% to 21% results in a blended statutory tax rate of 31.5% for the fiscal year ending March 31, 2018.

The dollar increase in the income tax provision during the three months ended December 31, 2017, as compared to the same period last year, was attributable to a one-time non-cash charge of $2.9 million due to a reduction in deferred tax assets as a result of the reduction of the federal tax rate from 35% to 21% effective January 1, 2018, partially offset by the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5%.

The dollar decrease in the income tax provision during the nine months ended December 31, 2017, as compared to the same period last year, was attributable to lower pre-tax income and the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5%, partially offset by a one-time non-cash charge of $2.9 million due to a reduction in deferred tax assets as a result of the reduction of the federal tax rate from 35% to 21% effective January 1, 2018.

The increase in the effective tax rate during the three and nine months ended December 31, 2017, as compared to the same period last year, was primarily attributable to an additional provision for income tax resulting from the enactment of the Tax Act during the three and nine months ended December 31, 2017, as described above. The increase in the effective tax rate was partially offset by the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5% and the recognition of excess tax benefits as a discrete item in the three and nine months ended December 31, 2017 pursuant to ASU 2016-09, which we adopted effective the first quarter of fiscal 2018. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act. The Company’s provision for income taxes during the three and nine months ended December 31, 2017 is based on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company estimates it will incur no transition tax and has recorded a one-time non-cash charge of $2.9 million due to an estimated reduction in deferred tax assets as a result of the reduction of the federal rate from 35% to 21%. The computation of the transition tax could be impacted by further interpretations from the U.S. and state governments and regulatory organizations. The reduction of the deferred tax assets may be impacted by changes in the timing for the reversal of existing deferred tax assets and liabilities.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations which applies after the fiscal year ending March 31, 2018. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under GAAP wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules or (ii) account for GILTI in our measurement of deferred taxes. Prior to the reporting period in which the Tax Act was enacted, our policy was to reinvest earnings of their foreign subsidiaries unless such earnings are subject to U.S. taxation. As of March 31, 2017, there were no earnings that have not been subject to U.S. taxation. We do not have sufficient information available to finalize our analysis of the impact of the Tax Act on our repatriation policy, and therefore, the policy has not changed as of December 31, 2017. We expect to finalize our analysis during the fourth quarter ending March 31, 2018 which may include a change in our repatriation policy.

We did not have any unrecognized tax benefits as of December 31, 2017 and March 31, 2017. During the three and nine months ended December 31, 2017 and 2016, we did not recognize any interest or penalties related to unrecognized tax benefits.

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015, which was completed in the second quarter of fiscal 2018 and there have not been any proposed assessments as a result of this examination. Our foreign subsidiary income tax returns for fiscal 2013 through 2015 are subject to examination by German tax authorities. The German tax examination commenced in the third quarter of fiscal 2018. As of December 31, 2017, there had been no proposed assessments by such authorities in Germany and we are unable to estimate the range of possible outcomes at this time.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Medical Market	$10,193	$8,652	$28,337	$27,130
Veterinary Market	48,424	43,198	145,328	139,219
Other (1)	1,053	922	3,117	2,671
Total revenues	59,670	52,772	176,782	169,020
Cost of revenues:
Medical Market	5,425	4,498	15,490	14,485
Veterinary Market	21,982	18,845	64,800	60,729
Other (1)	87	25	211	143
Total cost of revenues	27,494	23,368	80,501	75,357
Gross profit:
Medical Market	4,768	4,154	12,847	12,645
Veterinary Market	26,442	24,353	80,528	78,490
Other (1)	966	897	2,906	2,528
Gross profit	$32,176	$29,404	$96,281	$93,663

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 19. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues by Product Category	2017	2016	2017	2016
Instruments (1)	$10,468	$9,349	$28,395	$29,271
Consumables (2)	45,475	40,353	137,884	130,554
Other products (3)	3,727	3,070	10,503	9,195
Product sales, net	$59,670	$52,772	$176,782	$169,020

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers, i‑STAT analyzers and urinalysis instruments.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges, urinalysis tests and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues by Geographic Region	2017	2016	2017	2016
North America	$46,442	$41,538	$140,331	$135,328
Europe	9,589	7,999	26,232	24,390
Asia Pacific and rest of the world	3,639	3,235	10,219	9,302
Total revenues	$59,670	$52,772	$176,782	$169,020

Significant Concentrations

During the three months ended December 31, 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc. accounted for 21%, 16%, 11% and 10%, respectively, of our total worldwide revenues. During the nine months ended December 31, 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc., accounted for 22%, 15%, 11% and 10%, respectively, of our total worldwide revenues.

During the three months ended December 31, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc. accounted for 21%, 14%, 10% and 10%, respectively, of our total worldwide revenues. During the nine months ended December 31, 2016, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc. accounted for 20%, 14%, 11% and 10%, respectively, of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Three distributors accounted for 25%, 16% and 10%, respectively, of our total receivable balance as of December 31, 2017. Three distributors accounted for 26%, 13% and 10%, respectively, of our total receivable balance as of March 31, 2017.

NOTE 20. SUBSEQUENT EVENTS

In January 2018, our Board of Directors declared a cash dividend of $0.16 per share on our outstanding common stock to be paid on March 15, 2018 to all shareholders of record as of the close of business on March 1, 2018.

In January 2018, we invested an additional $1.2 million with the privately-held company in which we had invested $3.0 million in June 2016 and recorded the investment in “Investment in unconsolidated affiliates,” on the condensed consolidated balance sheets, resulting in an aggregate equity ownership interest of 32%.

In January 2018, we entered into an amendment related to a lease for additional warehousing space consisting of approximately of 26,130 rentable square feet, commencing on the later of March 2018 and the date certain leasehold improvements are substantially complete, and ending in March 2026. Our total commitments under the amended lease are approximately $2.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on Abbott Point of Care, Inc. (“Abbott”) for our U.S. medical sales, the performance of our independent distributors and our ability to manage their inventory levels effectively, market acceptance of our existing and future products, our dependence on certain sole or limited source suppliers, expansion of our sales, marketing and distribution efforts, the effect of exchange rate fluctuations on international operations, fluctuations in our effective tax rate, including those resulting from changes in tax laws, dependence on key personnel, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, competition and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any forward-looking statements as circumstances change.

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

For our products in the human medical market, we employ primarily independent distributors to market our products. Starting in January 2013, we transitioned the majority of our medical product sales to Abbott as our exclusive distributor in the medical market. Pursuant to our Exclusive Agreement with Abbott, or the Abbott Agreement, Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzers and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong). Effective September 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States and effective April 2017, we amended the Abbott Agreement to include clinical research organization in Abbott’s customer segment. Effective July 2017, we further amended the Abbott Agreement to outline certain pricing for qualifying customers of Abbott. Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts. The initial term of the Abbott Agreement ended on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

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

Discontinued Operations

In March 2015, we entered into an asset purchase agreement with Antech pursuant to which we sold substantially all of the assets of our AVRL business to Antech. The transaction closed on March 31, 2015. We determined that our AVRL business met the criteria to be classified as a discontinued operation, which required retrospective application to our historical operating results. Accordingly, we report the results of operations of this business in discontinued operations within the financial statements appearing in this report, as applicable. Unless otherwise noted, references to revenues and expenses in this report are to our revenues and expenses excluding those from AVRL operations. See Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information.

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

Overview of Financial Results

In the third quarter of fiscal 2018, total revenues were $59.7 million, an increase of 13% from last year’s comparable quarter. The net increase in revenues was primarily attributable to an increase in revenues from consumable sales, which were $45.5 million, an increase of 13% over last year’s comparable quarter, primarily attributable to (a) an increase in revenues from medical reagent discs sold in North America and Europe, (b) an increase in revenues from veterinary reagent discs sold in North America and Europe and (c) an increase in revenues from VetScan rapid tests sold in North America, due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline Leukemia Virus Antigen-Feline Immunodeficiency Virus Antibody (“FeLV/FIV”) Rapid Test.

Gross profit in the third quarter of fiscal 2018 was $32.2 million, an increase of 9% from last year’s comparable quarter, primarily attributable to an increase in revenues from medical and veterinary reagent discs.

Total operating expenses in the third quarter of fiscal 2018 were $23.6 million, an increase of $5.0 million, or 27%, compared to the same period last year, primarily attributable to (a) an increase in personnel costs, (b) an increase in research and development expenses related to new product development and (c) an increase in sales and marketing expenses to support our growth in both North America and in the international markets.

Income from continuing operations in the third quarter of fiscal 2018 was $4.2 million, a decrease of $2.6 million, or 38%, compared to the same period last year, primarily attributable to an increase in operating expenses, as discussed above and an increase in the income tax provision during the three months ended December 31, 2017, as compared to the same period last year, primarily attributable to a one-time non-cash charge of $2.9 million due to a reduction in deferred tax assets as a result of the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Our diluted net income per share from continuing operations was $0.18 in the third quarter of fiscal 2018, compared to $0.30 for the same period last year. Diluted net income per share from continuing operations for the third quarter of fiscal 2018 includes the effect of the non-cash charge of $2.9 million in our income tax provision.

Cash, cash equivalents and investments increased by $19.9 million during the nine months ended December 31, 2017 to a total of $185.0 million as of December 31, 2017. During the nine months ended December 31, 2017, operating cash flows were $37.2 million, an increase of $14.9 million, compared to $22.3 million for the same period last year, primarily attributable to higher accounts payable and accrued liabilities as of December 31, 2017. Key non-operating uses of cash during the nine months ended December 31, 2017 included payments of $2.5 million made for tax withholdings related to net share settlements of restricted stock units and payment of $10.0 million in cash dividends to shareholders.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. On December 22, 2017, H.R. 1, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), was signed into law. Following the recent enactment of the Tax Act, we expect our effective income tax rate to decline by 200 to 300 basis points in fiscal 2018 compared to fiscal 2017, excluding a one-time non-cash charge described in Note 17, “Income Taxes.”  We estimate our effective income tax rate in fiscal 2019 will be lower by 1,000 to 1,200 basis points compared to fiscal 2017. The actual impact of the Tax Act on our effective income tax rates may differ from the estimates due to changes in interpretations and assumptions made by us. We anticipate subsequent regulations associated with the Tax Act will be forthcoming and will continue to analyze the tax legislation to determine the full effects of the new law on our consolidated financial statements.

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

During fiscal 2017, in the North America veterinary market, we experienced a decrease in the unit sales of veterinary reagent discs sold, primarily attributable to a relatively flat installed base of customers of chemistry analyzers and fluctuation in distribution inventory, as compared to the same period in fiscal 2016. As a result, this reduced our revenue growth and contributed to lower gross profit margins in the veterinary market. Looking forward, as we believe competition in the veterinary market will remain intense, we have implemented and intend to continue implementing new strategies to improve customer retention and monitor our installed base of customers and distribution inventory more closely. Additionally, we plan to continue to introduce new products that are designed to enhance our veterinary product portfolio. For example, in September 2016, we completed the development of our connectivity product, the VetScan FUSE, a bi-directional connectivity system that provides integration between our point-of-care analyzers and the veterinary practice management systems worldwide. The VetScan FUSE was launched in the second quarter of fiscal 2018 and, we installed VetScan FUSE in approximately two hundred veterinary practices worldwide during the nine months ended December 31, 2017. In June 2017, we launched our VetScan Canine Pancreatic Lipase Rapid Test into the veterinary market and, in September 2017, we launched VetScan UA, a hand held point-of-care urine chemistry analyzer into the veterinary market. We also expect to launch a new point-of-care urine sediment analyzer into the veterinary market in the fourth quarter of fiscal 2018. In addition, the USDA, Center for Veterinary Biologics, recently approved our VetScan FLEX4 Rapid Test, a combination test for heartworm, lyme, ehrlichia and anaplasma, which we plan to start selling during the fourth quarter of fiscal 2018. See “Total Revenues – Continuing Operations within the Results of Operations” section below, for a further discussion regarding the change in total revenues in North America.

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

The present value of lease receivables, including accrued interest, was $11.4 million and $9.1 million, as of December 31, 2017 and March 31, 2017, respectively. Our current and non-current lease receivables are recorded within “Receivables” and “Other assets,” respectively, on our condensed consolidated balance sheets. Revenues from sales-type lease arrangements is recognized upon shipment of the products to the customer, assuming all other revenue recognition criteria have been met. Revenues from sales-type leases are presented as product revenue. Interest income is recognized monthly over the lease term using the effective-interest method.

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

Royalty Revenues. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. For the three and nine months ended December 31, 2017 and 2016, our royalty revenues have not been significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of December 31, 2017, our investments in cash equivalents, which we classified as available-for-sale, totaled $7.1 million, using Level 1 inputs because these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment because the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of December 31, 2017, our available-for-sale investments in commercial paper, corporate bonds and municipal bonds, totaled $55.8 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of December 31, 2017, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of December 31, 2017, we also had $57.2 million in investments classified as held-to-maturity and carried at amortized cost.

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

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of our investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. During the three and nine months ended December 31, 2017 and 2016, we did not record an impairment charge on our investments. As of December 31, 2017 and March 31, 2017, our investments in unconsolidated affiliates totaled $2.7 million and $2.9 million, respectively.

In January 2018, we invested an additional $1.2 million with the privately-held company in which we had invested $3.0 million in June 2016 and recorded the investment in “Investment in unconsolidated affiliates” on the condensed consolidated balance sheets, resulting in an aggregate equity ownership interest of 32%.

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

As of December 31, 2017, our current portion of warranty reserves for instruments and reagent discs totaled $2.1 million and our non‑current portion of warranty reserves for instruments totaled $2.9 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The change in total accrued warranty reserve from March 31, 2017 to December 31, 2017 was due to an increase in the number of instruments in standard warranty and repair and related costs of instruments.

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

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization expense is calculated using the straight-line method using the estimated useful lives of the assets. Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines. Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers. Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years. Depreciation expense related to these instruments is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used. Proceeds from the sale of evaluation units are recorded as revenue. During the three and nine months ended December 31, 2017 and 2016, purchases of capital equipment primarily related to increasing our manufacturing capacity and to supporting our growth and transfers of equipment from inventory to property and equipment, primarily attributable to our instrument rental program. Transfers of equipment between inventory to property and equipment, net, during the three months ended December 31, 2017 and 2016 were $1.0 million and $0.7 million, respectively, and during the nine months ended December 31, 2017 and 2016 were $1.7 million and $4.1 million, respectively.

Intangible Assets. Intangible assets as of December 31, 2017 and March 31, 2017, which consists of customer relationships acquired in our fiscal 2015 acquisition of QCR, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three and nine months ended December 31, 2017 and 2016, our changes in estimated useful life of intangible assets were not significant.

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three and nine months ended December 31, 2017 and 2016, we did not recognize any impairment charges on long-lived assets.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. As of December 31, 2017 and March 31, 2017, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three and nine months ended December 31, 2017 and 2016, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of December 31, 2017 and March 31, 2017, we had no accrued interest or penalties.

The Company’s effective tax rate during the three and nine months ended December 31, 2017 was impacted by the Tax Act. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, the Company made an additional provision for income tax resulting from the enactment of the Tax Act during the three and nine months ended December 31, 2017.

The Tax Act includes significant changes to the U.S. income tax system. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018, eliminates the federal benefit for qualified production activities, expands the deduction limitation for executive compensation, creates a territorial system which will generally allow companies to repatriate future foreign earnings without incurring additional U.S. income tax, subjects foreign earnings on which U.S. income tax is currently deferred to a one time transition tax, creates a “minimum tax” on certain intangible foreign earnings and creates an incentive for U.S. companies to sell goods and services abroad. The decrease in the U.S. federal corporate tax rate from 35% to 21% results in a blended statutory tax rate of 31.5% for the fiscal year ending March 31, 2018.

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015, which was completed in the second quarter of fiscal 2018 and there have not been any proposed assessments as a result of this examination. Our foreign subsidiary income tax returns for fiscal 2013 through 2015 are subject to examination by German tax authorities. The German tax examination commenced in the third quarter of fiscal 2018. As of December 31, 2017, there had been no proposed assessments by such authorities in Germany and we are unable to estimate the range of possible outcomes at this time.

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

For the PSUs granted in fiscal 2015, 2016 and 2017, we determined that the performance targets (including as adjusted to reflect the modified performance conditions for the FY2017 PSUs discussed above) were met in each respective fiscal year of grant and we recorded share-based compensation expense ratably over the vesting terms of the PSUs during the three and nine months ended December 31, 2017. For the FY2018 PSUs, we determined that it was probable that the performance targets would be met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the FY2018 PSUs during the three and nine months ended December 31, 2017. We will assess the probability of the performance targets at the end of each quarter.

Results of Operations

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and discussion present our revenues from continuing operations by product category and represent our results for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Product Category	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Instruments (1)	$10,468	$9,349	$1,119	12%	$28,395	$29,271	$(876)	(3)%
Percentage of total revenues	18%	18%			16%	17%
Consumables (2)	45,475	40,353	5,122	13%	137,884	130,554	7,330	6%
Percentage of total revenues	76%	76%			78%	77%
Other products (3)	3,727	3,070	657	21%	10,503	9,195	1,308	14%
Percentage of total revenues	6%	6%			6%	6%
Total revenues	$59,670	$52,772	$6,898	13%	$176,782	$169,020	$7,762	5%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers, i-STAT analyzers and urinalysis instruments.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges, urinalysis tests and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and discussion present our revenues from continuing operations by geographic region and represent our results for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Geographic Region	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
North America	$46,442	$41,538	$4,904	12%	$140,331	$135,328	$5,003	4%
Percentage of total revenues	78%	79%			79%	80%
Europe	9,589	7,999	1,590	20%	26,232	24,390	1,842	8%
Percentage of total revenues	16%	15%			15%	14%
Asia Pacific and rest of the world	3,639	3,235	404	12%	10,219	9,302	917	10%
Percentage of total revenues	6%	6%			6%	6%
Total revenues	$59,670	$52,772	$6,898	13%	$176,782	$169,020	$7,762	5%

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

North America. During the three months ended December 31, 2017, total revenues in North America increased by 12%, or $4.9 million, as compared to the same period in fiscal 2017. Total revenues in North America were impacted by the following changes:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 24%, or $1.3 million, primarily attributable to an increase in Piccolo chemistry analyzers sold to Abbott during the quarter and an increase in sales of medical reagent discs to Abbott resulting from an expanded installed base of Piccolo chemistry analyzers.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 4%, or $0.8 million, primarily attributable to an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer and fluctuation in distribution inventory, partially offset by a decrease in the unit sales of VetScan chemistry analyzers resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 8%, or $0.6 million, primarily attributable to an increase in the unit sales of VetScan hematology instruments due to marketing promotions offered during the quarter.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables, urinalysis instruments and related consumables and VetScan rapid tests in North America increased by 23%, or $1.6 million, primarily attributable to (a) sales of urinalysis instruments and related consumables (launched in the second quarter of fiscal 2018) and (b) an increase in revenues from VetScan rapid tests, due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline FeLV/FIV Rapid Test.

•
Revenues from other products in North America increased by 25%, or $0.6 million, primarily attributable to an increase in revenue from maintenance agreements and an increase in other veterinary products sold, which includes the VetScan FUSE.

Europe. During the three months ended December 31, 2017, total revenues in Europe increased by 20%, or $1.6 million, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in revenues from medical reagent discs sold due to an expanded installed base of Piccolo chemistry analyzers, (b) an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer and an expanded installed base of VetScan chemistry analyzers and (c) the impact of a higher exchange rate between the Euro and U.S. dollar, as compared to the same period last year.

Asia Pacific and rest of the world. During the three months ended December 31, 2017, total revenues in Asia Pacific and rest of the world increased by 12%, or $0.4 million, as compared to the same period in fiscal 2017, primarily attributable to an increase in veterinary instruments sold to various distributors, partially offset by a decrease in Piccolo chemistry analyzers sold to various distributors.

Significant concentrations. During the three months ended December 31, 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc. accounted for 21%, 16%, 11% and 10%, respectively, of our total worldwide revenues.

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016

North America. During the nine months ended December 31, 2017, total revenues in North America increased by 4%, or $5.0 million, as compared to the same period in fiscal 2017. Total revenues in North America were impacted by the following changes:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 4%, or $0.7 million, primarily attributable to an increase in Piccolo chemistry analyzers sold to Abbott.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 2%, or $1.3 million, primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period, partially offset by an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 8%, or $1.6 million, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments due to marketing promotions offered and (b) an increase in the unit sales of hematology reagent kits resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals.

•
Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables, urinalysis instruments and related consumables and VetScan rapid tests in North America increased by 10%, or $2.5 million, primarily attributable to (a) sales of urinalysis instruments and related consumables (launched in the second quarter of fiscal 2018) and (b) an increase in revenues from VetScan rapid tests due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline FeLV/FIV Rapid Test.

•
Revenues from other products in North America increased by 20%, or $1.4 million, primarily attributable to an increase in other veterinary products sold and an increase in products sold using our patented Orbos Discrete Lyophilization Process.

Europe. During the nine months ended December 31, 2017, total revenues in Europe increased by 8%, or $1.8 million, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in revenues from Piccolo chemistry analyzers and medical reagent discs sold to various distributors and (b) an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers.

Asia Pacific and rest of the world. During the nine months ended December 31, 2017, total revenues in Asia Pacific and rest of the world increased by 10%, or $0.9 million, as compared to the same period in fiscal 2017, primarily attributable to an increase in VetScan hematology instruments and veterinary reagent discs sold to various distributors, partially offset by a decrease in Piccolo chemistry analyzers and VetScan chemistry analyzers sold to various distributors.

Significant concentrations. During the nine months ended December 31, 2017, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Abbott Point of Care, Inc. and Patterson Companies, Inc., accounted for 22%, 15%, 11% and 10%, respectively, of our total worldwide revenues.

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

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

The following table and the discussion that follows present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Change
	2017	Percent of Revenues (1)	2016	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$10,193	100%	$8,652	100%	$1,541	18%
Percentage of total revenues	17%		16%
Veterinary Market	48,424	100%	43,198	100%	5,226	12%
Percentage of total revenues	81%		82%
Other (2)	1,053		922		131	14%
Percentage of total revenues	2%		2%
Total revenues	59,670		52,772		6,898	13%
Cost of revenues:
Medical Market	5,425	53%	4,498	52%	927	21%
Veterinary Market	21,982	45%	18,845	44%	3,137	17%
Other (2)	87		25		62	248%
Total cost of revenues	27,494		23,368		4,126	18%
Gross profit:
Medical Market	4,768	47%	4,154	48%	614	15%
Veterinary Market	26,442	55%	24,353	56%	2,089	9%
Other (2)	966		897		69	8%
Gross profit	$32,176		$29,404		$2,772	9%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2017, total revenues in the medical market increased by 18%, or $1.5 million, as compared to the same period in fiscal 2017. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers increased by 11%, or $0.2 million, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in Piccolo chemistry analyzers sold in North America to Abbott, partially offset by a decrease in Piccolo chemistry analyzers sold to various distributors in Asia Pacific and rest of the world.

•
Total revenues from medical reagent discs increased by 17%, or $1.1 million, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in the unit sales of medical reagent discs in North America to Abbott resulting from an expanded installed base of Piccolo chemistry analyzers and (b) an increase in revenues from medical reagent discs sold due to an expanded installed base of Piccolo chemistry analyzers in Europe.

•
Total revenues from other products in the medical market increased by 51%, or $0.3 million, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in revenue from maintenance agreements.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 15%, or $0.6 million, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the medical market segment during the three months ended December 31, 2017 and 2016 were 47% and 48%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs, partially offset by higher manufacturing costs of Piccolo chemistry analyzers. The decrease in gross profit percentage was primarily attributable to an increase in manufacturing costs of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2017, total revenues in the veterinary market increased by 12%, or $5.2 million, as compared to the same period in fiscal 2017. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments increased by 12%, or $0.9 million, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments due to marketing promotions offered in North America, (b) sales of urinalysis instruments in North America (launched in the second quarter of fiscal 2018) and (c) an increase in the unit sales of veterinary instruments sold to various distributors in Asia Pacific and rest of the world. The net increase was partially offset by a decrease in the unit sales of VetScan chemistry analyzers in North America resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period.

•
Total revenues from consumables in the veterinary market increased by 12%, or $4.0 million, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer and fluctuation in distribution inventory in North America, (b) an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer and an expanded installed base of VetScan chemistry analyzers in Europe, (c) sales of urinalysis consumables (launched in the second quarter of fiscal 2018) and (d) an increase in revenues from VetScan rapid tests sold in North America due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline FeLV/FIV Rapid Test.

•
Total revenues from other products in the veterinary market increased by 16%, or $0.3 million, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily due to an increase in other veterinary products sold in North America, which includes the VetScan FUSE.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 9%, or $2.1 million, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the veterinary market segment during the three months ended December 31, 2017 and 2016 were 55% and 56%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the unit sales of hematology instruments and veterinary reagent discs and (b) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, partially offset by (a) a decrease in the unit sales of VetScan chemistry analyzers, (b) higher warranty costs of VetScan chemistry analyzers and (c) higher costs of VetScan hematology instruments due to the Euro exchange rates, as compared to the same period last year. The decrease in gross profit percentage was primarily due to (a) an increase in manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs and (b) an increase in the sales volume of our original equipment manufacturer supplied products, which have a lower margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was primarily attributable to an increase in products sold using our patented Orbos Discrete Lyophilization Process during the three months ended December 31, 2017, as compared to the same period in fiscal 2017.

Nine Months Ended December 31, 2017 Compared to Nine Months Ended December 31, 2016

The following table and the discussion that follows present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Nine Months Ended December 31,				Change
	2017	Percent of Revenues (1)	2016	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$28,337	100%	$27,130	100%	$1,207	4%
Percentage of total revenues	16%		16%
Veterinary Market	145,328	100%	139,219	100%	6,109	4%
Percentage of total revenues	82%		82%
Other (2)	3,117		2,671		446	17%
Percentage of total revenues	2%		2%
Total revenues	176,782		169,020		7,762	5%
Cost of revenues:
Medical Market	15,490	55%	14,485	53%	1,005	7%
Veterinary Market	64,800	45%	60,729	44%	4,071	7%
Other (2)	211		143		68	48%
Total cost of revenues	80,501		75,357		5,144	7%
Gross profit:
Medical Market	12,847	45%	12,645	47%	202	2%
Veterinary Market	80,528	55%	78,490	56%	2,038	3%
Other (2)	2,906		2,528		378	15%
Gross profit	$96,281		$93,663		$2,618	3%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2017, total revenues in the medical market increased by 4%, or $1.2 million, as compared to the same period in fiscal 2017. The change in the medical market revenues was primarily attributable to the following:

•
Total revenues from Piccolo chemistry analyzers increased by 13%, or $0.6 million, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in Piccolo chemistry analyzers sold in North America to Abbott and to various distributors in Europe, partially offset by a decrease in sales of Piccolo chemistry analyzers to various distributors in Asia Pacific and rest of the world.

•
Total revenues from medical reagent discs increased by 2%, or $0.4 million, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in the unit sales of medical reagent discs to various distributors in Europe.

•
Total revenues from other products in the medical market increased by 11%, or $0.2 million, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in revenue from maintenance agreements.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 2%, or $0.2 million, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the medical market segment during the nine months ended December 31, 2017 and 2016 were 45% and 47%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs, partially offset by higher manufacturing costs of Piccolo chemistry analyzers. The decrease in gross profit percentage was primarily attributable to an increase in manufacturing costs of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2017, total revenues in the veterinary market increased by 4%, or $6.1 million, as compared to the same period in fiscal 2017. The change in the veterinary market revenues was primarily attributable to the following:

•
Total revenues from veterinary instruments decreased by 6%, or $1.5 million, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers in North America resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period and (b) a decrease in revenues from VetScan chemistry analyzers sold to various distributors in Asia Pacific and rest of the world. The net decrease was partially offset by (a) an increase in the unit sales of VetScan hematology instruments due to marketing promotions offered in North America, (b) an increase in the unit sales of VetScan hematology instruments to various distributors in Asia Pacific and rest of the world and (c) sales of urinalysis instruments (launched in the second quarter of fiscal 2018) in North America.

•
Total revenues from consumables in the veterinary market increased by 6%, or $6.9 million, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer in North America, (b) an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers in Europe, (c) an increase in revenues from veterinary reagent discs sold to various distributors in Asia Pacific and rest of the world, (d) an increase in the unit sales of hematology reagent kits in North America resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals, (e) sales of urinalysis consumables (launched in the second quarter of fiscal 2018) and (f) an increase in revenues from VetScan rapid tests sold in North America due to an increase in the unit sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), VetScan Canine Parvovirus Rapid Test and VetScan Feline FeLV/FIV Rapid Test.

•
Total revenues from other products in the veterinary market increased by 14%, or $0.7 million, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to an increase in other veterinary products sold in North America, which includes the VetScan FUSE.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 3%, or $2.0 million, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017. Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2017 and 2016 were 55% and 56%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the unit sales of veterinary reagent discs, hematology reagent kits and rapid tests and (b) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, partially offset by (a) a decrease in the unit sales of VetScan chemistry analyzers, (b) higher manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs and (c) higher costs of VetScan hematology instruments due to the Euro exchange rates as compared to the same period last year. The decrease in gross profit percentage was primarily due to an increase in the sales volume of our original equipment manufacturer supplied products, which have a lower margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was primarily attributable to an increase in products sold using our patented Orbos Discrete Lyophilization Process during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017.

Three and Nine Months Ended December 31, 2017 Compared to Three and Nine Months Ended December 31, 2016

Cost of Revenues – Continuing Operations

The following table and discussion present our cost of revenues and represent our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Cost of revenues	$27,494	$23,368	$4,126	18%	$80,501	$75,357	$5,144	7%
Percentage of total revenues	46%	44%			46%	45%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues, in absolute dollars, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, was impacted by (a) an increase in the unit sales of hematology instruments, medical reagent discs and veterinary reagent discs, (b) higher manufacturing costs of chemistry analyzers and reagent discs, (c) higher costs of VetScan hematology instruments due to the Euro exchange rates, (d) higher costs of rapid tests due to sales mix and (e) sales of urinalysis instruments (launched in the second quarter of fiscal 2018), partially offset by a decrease in the unit sales of VetScan chemistry analyzers, as compared to the same period last year. Cost of revenues, as a percentage of total revenues, during the three months ended December 31, 2017, as compared to the same period last year, was impacted by (a) higher manufacturing costs of chemistry analyzers and (b) a shift in the sales mix of higher sales volume of our originial equipment manufacturer supplied products, which have a lower margin contribution.

The increase in cost of revenues, in absolute dollars, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, was impacted by (a) an increase in the unit sales of Piccolo chemistry analyzers, medical reagent discs, veterinary reagent discs, hematology reagent kits and rapid tests, (b) higher manufacturing costs of chemistry analyzers and reagent discs, (c) higher costs of VetScan hematology instruments due to the Euro exchange rates, (d) higher costs of rapid tests due to sales mix and (e) sales of urinalysis instruments (launched in the second quarter of fiscal 2018), partially offset by a decrease in the unit sales of VetScan chemistry analyzers, as compared to the same period last year. Cost of revenues, as a percentage of total revenues, during the nine months ended December 31, 2017, as compared to the same period last year, was impacted by (a) higher manufacturing costs of chemistry analyzers and (b) a shift in the sales mix of higher sales volume of our originial equipment manufacturer supplied products, which have a lower margin contribution.

Gross Profit – Continuing Operations

The following table and discussion present our gross profit and represent our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Total gross profit	$32,176	$29,404	$2,772	9%	$96,281	$93,663	$2,618	3%
Total gross margin	54%	56%			54%	55%

The increase in gross profit, in absolute dollars, during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, was primarily attributable to (a) an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs, (b) an increase in the unit sales of hematology instruments and veterinary reagent discs and (c) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, partially offset by (a) higher manufacturing costs of Piccolo chemistry analyzers, (b) a decrease in the unit sales of VetScan chemistry analyzers, (c) higher warranty costs of VetScan chemistry analyzers and (d) higher costs of VetScan hematology instruments due to the Euro exchange rates, as compared to the same period last year. The decrease in gross profit percentage was primarily due to (a) an increase in manufacturing costs of chemistry analyzers and veterinary reagent discs and (b) an increase in the sales volume of our original equipment manufacturer supplied products, which have a lower margin contribution.

The increase in gross profit, in absolute dollars, during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, was primarily attributable to (a) an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs, (b) an increase in the unit sales of veterinary reagent discs, hematology reagent kits and rapid tests and (c) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, partially offset by (a) higher manufacturing costs of chemistry analyzers and veterinary reagent discs, (b) a decrease in the unit sales of VetScan chemistry analyzers and (c) higher costs of VetScan hematology instruments due to the Euro exchange rates, as compared to the same period last year. The decrease in gross profit percentage was primarily due to (a) an increase in manufacturing costs of Piccolo chemistry analyzers and (b) an increase in the sales volume of our original equipment manufacturer supplied products, which have a lower margin contribution.

Research and Development – Continuing Operations

The following table and discussion present our research and development expenses and represent our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Research and development expenses	$5,165	$4,776	$389	8%	$17,672	$14,915	$2,757	18%
Percentage of total revenues	9%	9%			10%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products and expenses related to regulatory and quality assurance. Research and development expenses are primarily based on the project activities planned and the level of spending depends on budgeted expenditures. Research and development expenses for the periods presented above are related primarily to new product development and enhancement of existing products in both the medical and veterinary markets. Research and development expenses may fluctuate with product development phases and project timing as well as our focused research and development efforts that are aligned with our overall business strategy.

Research and development expenses increased during the three months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to increased costs related to increased personnel expenses related to additional headcount and an increase in bonus expense compared to the third quarter of fiscal 2017 since company performance targets were not met in last year’s quarter. Share-based compensation expense included in research and development expenses during the three months ended December 31, 2017 and 2016 was $0.7 million and $0.6 million, respectively.

Research and development expenses increased during the nine months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) expenses related to new product development and enhancement of existing products in both the medical and veterinary markets and (b) increased personnel expenses related to additional headcount and an increase in bonus expense compared to the same period last year since company performance targets were not met in the third quarter of fiscal 2017. Share-based compensation expense included in research and development expenses during the nine months ended December 31, 2017 and 2016 was $2.2 million and $1.9 million, respectively.

We anticipate that our research and development expenses, both in absolute dollars and as a percentage of revenues, will increase in fiscal 2018 from fiscal 2017, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and discussion present our sales and marketing expenses and represent our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
Sales and marketing expenses	$13,657	$10,629	$3,028	28%	$38,642	$33,707	$4,935	15%
Percentage of total revenues	23%	20%			22%	20%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Sales and marketing expenses increased during the three and nine months ended December 31, 2017, as compared to the same periods in fiscal 2017, primarily attributable to increased costs related to headcount, including share-based compensation expense, to support our growth in both North America and internationally. Share-based compensation expense included in sales and marketing expenses during the three months ended December 31, 2017 and 2016 was $1.1 million and $0.8 million, respectively, and during the nine months ended December 31, 2017 and 2016 was $3.4 million and $2.2 million, respectively.

General and Administrative – Continuing Operations

The following table and discussion present our general and administrative expenses and represent our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017	2016	Dollar Change	Percent Change	2017	2016	Dollar Change	Percent Change
General and administrative expenses	$4,777	$3,159	$1,618	51%	$13,494	$11,714	$1,780	15%
Percentage of total revenues	8%	6%			8%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses increased during the three and nine months ended December 31, 2017, as compared to the same period in fiscal 2017, primarily attributable to (a) an increase in bonus expense compared to the third quarter of fiscal 2017 since company performance targets were not met in last year’s quarter, (b) an increase in share-based compensation expense compared to the same period last year due to adjustments in the third quarter of fiscal 2017 based on our determination that it was not probable that performance targets would be met and (c) increased spending on professional services. Share-based compensation expense included in general and administrative expenses during the three months ended December 31, 2017 and 2016 was $1.4 million and $0.7 million, respectively, and during the nine months ended December 31, 2017 and 2016 was $3.4 million and $2.9 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and discussion present our interest and other income (expense), net and represent our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	Dollar Change	2017	2016	Dollar Change
Interest and other income (expense), net	$878	$(52)	$930	$2,962	$6,197	$(3,235)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of investments in unconsolidated affiliates.

Interest and other income (expense), net increased during the three months ended December 31, 2017, as compared to the same periods in fiscal 2017, primarily attributable to foreign currency gain resulting from exchange rate fluctuations.

Interest and other income (expense), net decreased during the nine months ended December 31, 2017, as compared to the same periods in fiscal 2017, primarily attributable to a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the three months ended September 30, 2016, partially offset by foreign currency gain resulting from exchange rate fluctuations, primarily during the first quarter of fiscal 2018. See Note 8, “Investments in Unconsolidated Affiliates” of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information on the sale of our equity method investment.

Income Tax Provision – Continuing Operations

The following table and discussion present our income tax provision and represent our results from continuing operations for the three and nine months ended December 31, 2017 and 2016 (in thousands, except percentages):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2017	2016	Dollar Change	2017	2016	Dollar Change
Income tax provision	$5,229	$3,929	$1,300	$12,278	$14,288	$(2,010)
Effective tax rate	55%	36%		42%	36%

The Company’s effective tax rate during the three and nine months ended December 31, 2017 was impacted by the Tax Act. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, the Company made an additional provision for income tax resulting from the enactment of the Tax Act during the three and nine months ended December 31, 2017.

The Tax Act includes significant changes to the U.S. income tax system. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018, eliminates the federal benefit for qualified production activities, expands the deduction limitation for executive compensation, creates a territorial system which will generally allow companies to repatriate future foreign earnings without incurring additional U.S. income taxes, subjects foreign earnings on which U.S. income tax is currently deferred to a one time transition tax, creates a “minimum tax” on certain intangible foreign earnings and creates an incentive for U.S. companies to sell goods and services abroad. The decrease in the U.S. federal corporate tax rate from 35% to 21% results in a blended statutory tax rate of 31.5% for the fiscal year ending March 31, 2018.

The dollar increase in the income tax provision during the three months ended December 31, 2017, as compared to the same period last year, was attributable to a one-time non-cash charge of $2.9 million due to a reduction in deferred tax assets as a result of the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, partially offset by the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5%.

The dollar decrease in the income tax provision during the nine months ended December 31, 2017, as compared to the same period last year, was attributable to lower pre-tax income and the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5%, partially offset by a one-time non-cash charge of $2.9 million due to a reduction in deferred tax assets as a result of the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018.

The increase in the effective tax rate during the three and nine months ended December 31, 2017, as compared to the same period last year, was primarily attributable to an additional provision for income tax resulting from the enactment of the Tax Act during the three and nine months ended December 31, 2017, as described above. The increase in the effective tax rate was partially offset by the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5% and the recognition of excess tax benefits as a discrete item in the three and nine months ended December 31, 2017 pursuant to ASU 2016-09, which we adopted effective the first quarter of fiscal 2018. The adoption of ASU 2016-09 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the Tax Act. The Company’s provision for income taxes during the three and nine months ended December 31, 2017 is based on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company estimates it will incur no transition tax and has recorded a one-time non-cash charge of $2.9 million due to an estimated reduction in deferred tax assets as a result of the reduction of the federal rate from 35% to 21%. The computation of the transition tax could be impacted by further interpretations from the U.S. and state governments and regulatory organizations. The reduction of the deferred tax assets may be impacted by changes in the timing for the reversal of existing deferred tax assets and liabilities.

The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations which applies after the fiscal year ending March 31, 2018. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under accounting principles generally accepted in the United States of America wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules or (ii) account for GILTI in their measurement of deferred taxes. Prior to the reporting period in which the Tax Act was enacted, our policy was to reinvest earnings of our foreign subsidiaries unless such earnings are subject to U.S. taxation. As of March 31, 2017, there were no earnings that have not been subject to U.S. taxation. We do not have sufficient information available to finalize our analysis of the impact of the Tax Act on our repatriation policy, and therefore, the policy has not changed as of December 31, 2017. We expect to finalize our analysis during the fourth quarter ending March 31, 2018, which may include a change in our repatriation policy.

We did not have any unrecognized tax benefits as of December 31, 2017 and March 31, 2017. During the three and nine months ended December 31, 2017 and 2016, we did not recognize any interest or penalties related to unrecognized tax benefits.

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015, which was completed in the second quarter of fiscal 2018 and there have not been any proposed assessments as a result of this examination. Our foreign subsidiary income tax returns for fiscal 2013 through 2015 is subject to examination by German tax authorities. The German tax examination commenced in the third quarter of fiscal 2018. As of December 31, 2017, there had been no proposed assessments by such authorities in Germany and we are unable to estimate the range of possible outcomes at this time.

Discontinued Operations

On March 18, 2015, we entered into an asset purchase agreement, or the APA, with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The operating results of our AVRL business are presented as discontinued operations and were not significant during the three and nine months ended December 31, 2017 and 2016.

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments as of December 31, 2017 and March 31, 2017 (in thousands, except percentages):

	December 31, 2017	March 31, 2017
Cash and cash equivalents	$71,902	$91,332
Short-term investments	89,717	51,561
Long-term investments	23,333	22,171
Total cash, cash equivalents and investments	$184,952	$165,064
Percentage of total assets	56%	54%

As of December 31, 2017, we had net working capital of $208.4 million compared to $199.7 million as of March 31, 2017. The increase in working capital is due to an increase in cash and cash equivalents and short-term investments, partially offset by a reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets as of December 31, 2017 due to the adoption of ASU 2015-17 in the first quarter of fiscal 2018. ASU 2015-17 is discussed further in Note 2, “Summary of Significant Accounting Policies.”

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the nine months ended December 31, 2017 and 2016 were as follows (in thousands):

	Nine Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$37,160	$22,269
Net cash used in investing activities	(45,004)	(13,816)
Net cash used in financing activities	(12,501)	(10,401)
Effect of exchange rate changes on cash and cash equivalents	915	(722)
Net decrease in cash and cash equivalents	$(19,430)	$(2,670)

Cash and cash equivalents as of December 31, 2017 were $71.9 million compared to $91.3 million as of March 31, 2017. The decrease in cash and cash equivalents during the nine months ended December 31, 2017 was primarily due to purchases of investments of $102.0 million, purchases of property and equipment of $4.8 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.5 million and payment of cash dividends totaling $10.0 million. These decreases were partially offset by net cash provided by operating activities of $37.2 million, proceeds from maturities and redemptions of investments of $61.8 million and effect of exchange rate changes on cash and cash equivalents of $0.9 million.

Cash Flows from Operating Activities

During the nine months ended December 31, 2017, we generated $37.2 million in cash from operating activities, compared to $22.3 million during the nine months ended December 31, 2016. The cash provided by operating activities during the nine months ended December 31, 2017 was the result of net income of $17.2 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $5.9 million, share-based compensation expense of $10.2 million and the following changes in assets and liabilities.

•
Receivables, net decreased by $0.2 million, from $40.6 million as of March 31, 2017 to $40.4 million as of December 31, 2017, primarily attributable to higher sales in the last month of the quarter ended March 31, 2017.

•
Inventories increased by $3.5 million from $39.0 million as of March 31, 2017 to $42.5 million as of December 31, 2017, primarily attributable to purchases of original equipment manufacturer supplied products.

•
Prepaid expenses and other current assets increased by $1.3 million, from $5.0 million as of March 31, 2017 to $6.3 million as of December 31, 2017, primarily attributable to the timing of estimated income taxes and other expenses.

•
Current net deferred tax assets decreased by $5.6 million, from $5.6 million as of March 31, 2017 to $0 as of December 31, 2017, and non-current net deferred tax assets increased by $3.1 million, from $4.4 million as of March 31, 2017 to $7.5 million as of December 31, 2017. The changes in current and non-current net deferred tax assets were primarily attributable to (a) the reclassification of current net deferred tax assets to non-current net deferred tax assets on the condensed consolidated balance sheets as of December 31, 2017 due to the adoption of ASU 2015-17 in the first quarter of fiscal 2018 and (b) a reduction in deferred tax assets of $2.9 million as a result of the reduction of the U.S. federal tax rate from 35% to 21% effective January 1, 2018.

•
Other assets increased by $1.6 million, from $7.6 million as of March 31, 2017 to $9.2 million as of December 31, 2017, primarily attributable to long-term receivables due to sales-type lease agreements with our customers.

•
Accounts payable increased by $5.7 million, from $7.5 million as of March 31, 2017 to $13.2 million as of December 31, 2017, primarily due to the timing and payment of services and inventory during the quarter and higher inventory purchases in the last month of the quarter ended December 31, 2017.

•	Accrued payroll and related expenses increased by $0.7 million, from $9.6 million as of March 31, 2017 to $10.3 million as of December 31, 2017, primarily attributable to the timing of payments.

•	Accrued taxes decreased by $2.1 million, from $2.2 million as of March 31, 2017 to $47,000 as of December 31, 2017, primarily due to the timing of estimated income tax payments.

•
Other accrued liabilities, current, increased by $4.6 million, from $11.0 million as of March 31, 2017 to $15.6 million as of December 31, 2017 and other liabilities, non-current, increased by $0.2 million, from $1.3 million as of March 31, 2017 to $1.5 million as of December 31, 2017. The net current and non-current other liabilities increased primarily attributable to an increase in liabilities related to the types of customer sales incentive programs offered during a promotional period.

•
As of December 31, 2017 and March 31, 2017, the current portion of deferred revenue was $1.1 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $1.3 million and $1.5 million, respectively. Net current and non-current deferred revenue decreased by $0.5 million from March 31, 2017 to December 31, 2017, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•
As of December 31, 2017 and March 31, 2017, the current portion of warranty reserve was $2.1 million and $1.7 million, respectively, and the non-current portion of warranty reserve was $2.9 million and $2.7 million, respectively. Net current and non‑current warranty reserve increased by $0.6 million. The change in current and non-current warranty reserve from March 31, 2017 to December 31, 2017 is primarily due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2017 totaled $45.0 million, compared to net cash used of $13.8 million during the nine months ended December 31, 2016. Changes in net cash used in investing activities were attributable to the following:

•
Cash used in investing activities during the nine months ended December 31, 2017 was primarily due to purchases of investments in certificates of deposit, commercial paper and corporate bonds totaling $102.0 million during the nine months ended December 31, 2017. The cash used in investing activities was partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper and corporate bonds of $61.8 million during the nine months ended December 31, 2017.

•
Our capital expenditures totaled $4.8 million during the nine months ended December 31, 2017. Purchases of capital equipment primarily relate to increasing our manufacturing capacity, support our growth and transfers of equipment from inventory to property and equipment. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2017 totaled $12.5 million, compared to net cash used of $10.4 million during the nine months ended December 31, 2016. Cash used in financing activities during the nine months ended December 31, 2017 was primarily due to cash dividend payments of $10.0 million and payments made for tax withholdings related to net share settlements of restricted stock units of $2.5 million. During the nine months ended December 31, 2017, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended December 31, 2017 and 2016, our total quarterly dividend payout was $3.6 million and $3.2 million, respectively. During the nine months ended December 31, 2017 and 2016, our total quarterly dividend payout was $10.0 million and $8.6 million, respectively. Our dividend payouts were made from retained earnings.

In January 2018, our Board of Directors declared a cash dividend of $0.16 per share on our outstanding common stock to be paid on March 15, 2018 to all shareholders of record as of the close of business on March 1, 2018. Future declarations of quarterly dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and July 2016, our Board of Directors authorized the repurchase of up to a total of $97.3 million of our common stock. In October 2017, our Board of Directors approved a $21.0 million increase to our existing share repurchase program. As of December 31, 2017, $75.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through December 31, 2017, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During the three and nine months ended December 31, 2017 and 2016, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $2.2 million as of December 31, 2017. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2018.

In January 2018, we entered into an amendment related to a lease for additional warehousing space consisting of approximately of 26,130 rentable square feet, commencing on the later of March 2018 and the date certain leasehold improvements are substantially complete, and ending in March 2026. Our total commitments under the amended lease are approximately $2.2 million.

In April 2017, we entered into a joint development agreement with the diagnostics division of a medical products company, whereby we were subject to payments of up to $10.2 million, in consideration of development efforts, over an estimated period of four years. Our payment obligations were contingent upon the achievement of certain development milestones. In November 2017, prior to the achievement of any such development milestones, both parties agreed to terminate the joint development agreement and as of December 31, 2017, we had no outstanding obligations under this agreement.

See Note 8, “Investments in Unconsolidated Affiliates” of the Notes to Condensed Consolidated Financial Statements contained in this report for additional information on commitments due in connection with our investment in a privately-held company.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City, or the Agency whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.2 million, respectively, and as of March 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date we cease operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2017.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our financial position is exposed to a variety of risks related to changes in interest rates and foreign currency rates and investment in privately-held companies. As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of December 31, 2017, our short-term and long-term investments totaled $89.7 million and $23.3 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive gain (loss), net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as of December 31, 2017, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of December 31, 2017, we had $57.2 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of December 31, 2017 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of December 31, 2017, our investments classified as available-for-sale totaled $55.8 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2017 or during the three and nine months ended December 31, 2017.

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

The functional currency of our wholly-owned subsidiaries is in U.S. dollars. Foreign currency denominated account balances of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. The effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our condensed consolidated statements of income. For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables. Our revenues were impacted by foreign currency exchange rates during the three and nine months ended December 31, 2017, which increased our revenues by approximately $0.7 million, during the three months ended December 31, 2017, as compared to the same period last year, and increased our revenues of approximately $0.5 million, during the nine months ended December 31, 2017, as compared to the same period last year. Continued change in the values of the Euro, the British pound sterling and other foreign currencies against the U.S. Dollar could have an impact on our business, financial condition and results of operations.

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the three and nine months ended December 31, 2017. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investments in Privately-Held Companies

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment was initially recorded under the cost method as we did not exercise significant influence over the investee’s operating or financial activities. The investment is inherently risky and we could lose our entire investment in this company. To date, we have not recorded an impairment charge on this investment. In January 2017, we entered into a letter agreement with the privately-held company. Under the terms of the letter agreement, the privately-held company will, pending negotiation and execution of a definitive agreement, commence chemistry development activities for us using its intellectual product and technology. As consideration for these development efforts, we agreed to pay a total of up to $1.5 million to the privately-held company, which includes an upfront payment of $0.3 million that we paid in January 2017, with the remaining $1.2 million obligation contingent upon the achievement of certain development milestones. As a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control, we accounted for our investment in the privately-held company using the equity method on a prospective basis beginning in January 2017 based on our early adoption of ASU 2016-07. As of December 31, 2017 and March 31, 2017, the carrying value of our equity method investment in this privately-held company was $2.7 million and $2.9 million, respectively. In January 2018, we invested an additional $1.2 million with the privately-held company in which we had invested $3.0 million in June 2016 and recorded the investment in “Investment in unconsolidated affiliates,” on the condensed consolidated balance sheets, resulting in an aggregate equity ownership interest of 32%.

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price paid to us for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment is expected to be released 18 months following the closing date. In connection with the sale, we received an initial cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the period ended September 30, 2016. We have been notified that the holdback will be released in full and expect to receive payment of the holdback amount of approximately $1.2 million in February 2018.

Other than the foregoing, there have been no material changes in our market risk during the three and nine months ended December 31, 2017 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

In addition, as a result of the Abbott Agreement, we substantially reduced the size of our United States medical sales force. The initial term of the Abbott Agreement ended on December 31, 2017, and after the initial term, the agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date. In the event the agreement is terminated, we would be required to invest and re-establish presence and sales capabilities in markets that were served by Abbott and/or identify one or more suitable replacement distribution partner(s), which would require significant time and effort. We could not be assured of replacing the capabilities of Abbott in those markets. New sales personnel and distribution partners take time to train and gain full productivity with customers, and if we are unable to accomplish this successfully, our business, financial condition and results of operations could be adversely affected.

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

•
VSpro Specialty Analyzers and Cartridges:  Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark, which was acquired by Zoetis Inc. in August 2016, and are purchased by us as completed products.

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

As of December 31, 2017, 93 patent applications have been filed on our behalf with the United States Patent and Trademark Office, or the USPTO, of which 54 patents have been issued and 26 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, enacted in March 2010, made changes that significantly impact the medical device industries and clinical laboratories. There have been judicial and congressional challenges to the ACA, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including a bill that, among other things, extends the suspension of the ACA’s medical device excise tax until January 1, 2020. Congress may continue to consider subsequent legislation to replace or repeal elements of the ACA. Thus, the full future impact of the ACA on our business remains unclear.

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

A change in our effective tax rate can have a significant adverse impact on our business.

Recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Germany, Hong Kong and the United Kingdom, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration and non-renewal of tax holidays in certain jurisdictions; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in generally accepted accounting principles; and the repatriation of earnings from outside the U.S. for which we have not previously provided for U.S. taxes. A change in our effective tax rate can materially and adversely impact our results from operations.

On December 22, 2017, H.R. 1, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), was signed into law. As a result of the Tax Act, we recorded a provisional amount of $2.9 million due to a reduction in deferred tax assets as a result of the reduction of the federal tax rate from 35% to 21% effective January 1, 2018. In addition, as a general matter, the Tax Act contains other significant changes to corporate taxation, apart from the tax on deemed repatriated foreign earnings and reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. The Tax Act also introduces a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses incurred in taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks with respect to such losses, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification of, or repeal of, many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various U.S. states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we expect to finalize our analysis during the fourth quarter ending March 31, 2018, which may include a change in our repatriation policy. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules or (ii) account for GILTI in their measurement of deferred taxes.

We continue to assess and analyze the impact of the Tax Act on our business and our company and the possibility that the final impact of the Tax Act on our consolidated financial results may be materially different from our current estimates based on our actual results for future periods, our further assessment and analysis of the Tax Act, any additional Congressional administrative and FASB actions, or other guidance related to the Tax Act and any actions that we may take as a result of the Tax Act.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2017, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $45.58 to $51.61 per share and the closing sale price on December 29, 2017, the last day of trading for the quarter ended December 31, 2017 was $49.52 per share. During the last eight fiscal quarters ended December 31, 2017, our stock price closed at a high of $55.02 per share most recently on January 9, 2017 and a low of $38.65 per share on February 11, 2016. Many factors may affect the market price of our common stock, including:

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

ABAXIS, INC.
(Registrant)

Date: February 9, 2018	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2018	BY:	/s/ Ross Taylor
Ross Taylor
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)