Form 10-K
period 2018-03-31
ABAXIS INC
filed 2018-05-30
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2017, the last business day of the second fiscal quarter, based upon the closing price of such stock on the NASDAQ Global Select Market on September 30, 2017, was $569,936,000. For purposes of this disclosure, 9,926,000 shares of common stock held by persons who hold more than 10% of the outstanding shares of the registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of May 25, 2018, there were 22,871,000 shares of the registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2018

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance. All statements contained in this report, other than statements of historical fact, including statements regarding our future results of operations and financial condition, our business strategy and plans, and our objectives for our business, are forward-looking statements. The words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on Abbott Point of Care, Inc., (“Abbott”) for our U.S. medical sales, the performance of our independent distributors and our ability to manage their inventory levels effectively, market acceptance of our existing and future products, our dependence on certain sole or limited source suppliers, expansion of our sales, marketing and distribution efforts, the effect of exchange rate fluctuations on international operations, fluctuations in our effective tax rate, including those resulting from changes in tax laws, dependence on key personnel, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, competition, our potential merger with Zoetis Inc. and other risks detailed under “Risk Factors” in this Annual Report on Form 10-K.

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

When used in this report, the terms “we,” “us,” “our,” “the Company” and “Abaxis” refer to Abaxis, Inc. and our subsidiaries. Our fiscal year ends on March 31, and accordingly, the terms “fiscal 2018,” “fiscal 2017” and “fiscal 2016” in this report refer to the years ended March 31, 2018, 2017 and 2016, respectively.

Item 1.	Business

General

Abaxis, Inc. is a worldwide developer, manufacturer and marketer of portable blood analysis systems that are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements, and is a leading global provider of veterinary point-of-care diagnostic products. We provide leading edge technology, tools and services that support best medical practices, enabling physicians and veterinarians to respond to the health needs of their clients at the point of care while operating economical and profitable practices.

Our primary products are as follows:

•	point-of-care diagnostic instruments and consumables used in the medical market; and
•	point-of-care diagnostic instruments and consumables used in the veterinary market.

Our portable blood chemistry analysis systems are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements. We also sell point-of-care diagnostic products, including instruments, consumables and rapid tests to help our customers improve the efficiency and effectiveness of their healthcare operations.

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

Discontinued Operations

Until March 2015, we provided veterinary reference laboratory diagnostic and consulting services for veterinarians through our Abaxis Veterinary Reference Laboratories (“AVRL”) division. On March 31, 2015, we sold substantially all of the assets of AVRL to Antech Diagnostics, Inc., the VCA laboratory division (“Antech”), for $21.0 million in cash pursuant to an asset purchase agreement as described in more detail in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations” and Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this report.

We have reclassified the assets and liabilities of AVRL as discontinued operations on our consolidated balance sheets for all periods presented and the results of operations of AVRL as discontinued operations on our consolidated statements of income for all periods presented.

Merger with Zoetis

On May 15, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zoetis Inc., a Delaware corporation (“Zoetis”), and Zeus Merger Sub, Inc., a California corporation and an indirect wholly-owned subsidiary of Zoetis (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Zoetis. As a result of the Merger, each share of common stock, no par value, of the Company (the “Company Common Stock) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than shares, if any, held by the Company, Zoetis, Merger Sub or any of their subsidiaries and shares with respect to which dissenters rights have been properly demanded in accordance with the Corporations Code of the State of California) will be converted into the right to receive $83.00 in cash, without interest, per share (the “Merger Consideration”).

Subject to the terms and conditions of the Merger Agreement, certain Company time- and performance-based restricted stock unit awards will vest automatically upon the occurrence of the Effective Time in accordance with their existing terms and will be cancelled and automatically converted into the right to receive the Merger Consideration in respect of each share of Company Common Stock underlying such awards. Subject to the terms and conditions of the Merger Agreement, all other Company time- and performance-based restricted stock unit awards will be cancelled and automatically converted at the Effective Time into time-vesting restricted stock unit awards with respect to shares of common stock, par value $0.01 per share, of Zoetis (the “Zoetis Common Stock”), with the number of underlying shares adjusted to reflect an exchange ratio based on the closing prices of shares of Company Common Stock and Zoetis Common Stock for the ten full trading days before the closing of the Merger, and on substantially the same terms and conditions (including the time-based vesting schedule) as were applicable to such Company restricted stock unit awards immediately prior to the Effective Time, except that any performance goals underlying such Company performance-based restricted stock unit awards will be deemed satisfied as of the Effective Time.

The Merger Agreement contains representations and warranties customary for transactions of this type. The Company has agreed to various customary covenants and agreements, including, among others, covenants (a) to use commercially reasonable to conduct its operations in the ordinary course of business consistent with past practice during the period between the date of the Merger Agreement and the Effective Time, (b) to use reasonable best efforts to obtain required regulatory approvals, subject to certain exceptions, (c) not to engage in certain specified transactions or activities during such period without Zoetis’s prior consent, (d) not to solicit, or enter into discussions with third parties relating to, alternative business combination transactions during the period between the execution of the Merger Agreement and the Effective Time, subject to certain exceptions, (e) to call and hold a special meeting of the Company’s shareholders to approve the Merger Agreement, the Merger and the principal terms thereof, and (f) subject to certain exceptions, for the Board of Directors of the Company to recommend that the shareholders approve the Merger Agreement, the Merger and the principal terms thereof and not withdraw or modify such recommendation to the Company’s shareholders.

The completion of the Merger is subject to the satisfaction or waiver of a number of closing conditions, including, among others, (i) approval of the Merger Agreement, the Merger and the principal terms thereof by holders of a majority of the outstanding shares of Company Common Stock, (ii) the absence of any “material adverse effect” with respect to the Company, (iii) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the rules and regulations promulgated thereunder, and receipt of applicable competition law approvals in Germany, (iv) the absence of any legal prohibitions or certain governmental proceedings restricting the closing of the Merger and (v) subject to certain materiality qualifications, the continued accuracy of each party’s representations and warranties, and continued compliance by each party with its covenants and obligations, in each case under the Merger Agreement, as of the closing of the Merger.

The Merger Agreement provides that Zoetis and Abaxis will use reasonable best efforts to complete the Merger as soon as reasonably practicable, including using reasonable best efforts to obtain regulatory clearance, provided, however, that Zoetis and Merger Sub are not obligated to offer, negotiate, commit to, or effect, and Abaxis will not offer, negotiate, commit to, or effect, without Zoetis’s prior written request, (a) the sale, divestiture or other disposition of any assets, rights, products or businesses of Zoetis, Abaxis or any of their respective subsidiaries; or (b) any other restrictions on the activities of Zoetis, Abaxis, or any of their respective subsidiaries, except for the divestiture of limited product lines of Zoetis.

The Merger Agreement contains certain customary termination rights, including, among others, (1) the right of either Zoetis or the Company to terminate the Merger Agreement if the Company’s shareholders fail to adopt and approve the Merger Agreement, (2) the right of Zoetis to terminate the Merger Agreement if the Board of Directors of the Company changes or withdraws its recommendation in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, (3) the right of either Zoetis or the Company to terminate the Merger Agreement if the Merger has not occurred by November 15, 2018, subject to certain conditions, provided that such date may be extended, in certain circumstances, by Zoetis to May 15, 2019 (such date, as may be extended, the “Outside Date”), (4) the right of either Zoetis or the Company to terminate the Merger Agreement due to a material breach by the other party of any of its representations, warranties or covenants which would result in the closing conditions not being satisfied, subject to certain conditions, and (5) the right of either Zoetis or the Company to terminate the Merger Agreement if a final and non-appealable order, injunction, decree or ruling has been issued by a court or other governmental entity which prohibits the Merger. Upon termination of the Merger Agreement by the Company or Zoetis upon specified conditions, a termination fee of $70 million may be payable by the Company to Zoetis.

Additionally, the Merger Agreement provides that (A) a termination fee of $60 million may be payable by Zoetis to the Company upon certain terminations of the Merger Agreement if the parties fail to obtain the required regulatory approvals and Zoetis does not exercise its right to extend the Outside Date by six months, and (B) a termination fee of $120 million may be payable by Zoetis to the Company upon certain terminations of the Merger Agreement if Zoetis exercised its right to extend the Outside Date by six months and the parties fail to obtain the required regulatory approvals.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 16, 2018.

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

Medical Market

Customer Base

Our products sold to the medical market are used by a diverse range of medical specialties requiring accurate, real time results to enable rapid clinical decisions in the area of human diagnostics. The current customer focus of our medical products include: physicians’ office practices across multiple specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies, hospital laboratories, military installations (ships, field hospitals and mobile care units), pharmaceutical clinical trials and cruise ship lines. Revenues in the medical market accounted for 16%, 16% and 17% of our total revenues for fiscal 2018, 2017 and 2016, respectively.

Products

Our point-of-care products in the medical market consist of our Piccolo chemistry analyzers and consumable products, as described below.

Piccolo Chemistry Analyzers. We develop, manufacture and sell the Piccolo Xpress chemistry analyzer for use in human patient care to provide clinicians with rapid blood constituent measurements. The Piccolo Xpress chemistry analyzer provides on the spot routine multi-chemistry and electrolyte results using a small patient sample size in any treatment setting. The Piccolo Xpress chemistry analyzer can be operated with minimal training and performs multiple routine general chemistry tests on whole blood, serum or plasma samples. The system provides test results in approximately 12 minutes with precision and accuracy comparable to a clinical laboratory analyzer. The Piccolo Xpress analyzer has a sophisticated Intelligent Quality Control (“iQC”) system and proprietary algorithms that assure quality and dependable results. We continue to support and service previous versions of our Piccolo chemistry analyzers.

Piccolo Profiles. We manufacture the Piccolo profiles used with the Piccolo chemistry analyzers. The Piccolo profiles are packaged as single-use medical reagents, configured to aid in disease diagnosis or monitor disease treatment. We offer 16 multi-test reagent disc products in the medical market. The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Profiles	Description of the Test Panels
AmLyte13	ALB, ALT, AMY, AST, BUN, Ca, CK, CRE, CRP, GLU, K+, Na+, TBIL
Basic Metabolic Panel (CLIA waived)	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.
Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.
BioChemistry Panel Plus(1)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, CRP, GGT, GLU, TP, UA.
Comprehensive Metabolic Panel (CLIA waived)	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.
Electrolyte Panel (CLIA waived)	CL-, K+, NA+, tCO2.
General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.
General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.
Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.
Kidney Check (CLIA waived)(1)	BUN, CRE.
Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.
Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.
Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.
MetLac 12 Panel(1)	ALB, BUN, CA, CL-, CRE, GLU, K+, LAC, MG, NA+, PHOS, tCO2.
MetLyte 8 Panel (CLIA waived)	BUN, CK, CL-, CRE, GLU, K+, NA+, tCO2.
MetLyte Plus CRP(1)	BUN, CK, CL-, CRE, CRP, GLU, K+, NA+, tCO2.
Renal Function Panel (CLIA waived)	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.
(1)	The panel is offered only on our Piccolo Xpress.

“CLIA waived” means the U.S. Food and Drug Administration (“FDA”) has categorized the test as having waived status with respect to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). See “Government Regulation” in this section for additional information on CLIA.

Veterinary Market

Customer Base

In the veterinary market, our VetScan products serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, governments, pharmaceutical companies, biotechnology companies and private research laboratories. Revenues in the veterinary market accounted for 82%, 82% and 81% of our total revenues for fiscal 2018, 2017 and 2016, respectively.

Products

Our product and service offerings in the veterinary market are described below.

VetScan Point-of-Care Blood Chemistry Instruments. We develop, manufacture and sell the VetScan VS2 chemistry analyzers in the veterinary market segment. The VetScan VS2 is a chemistry, electrolyte, immunoassay and blood gas analyzer that delivers results from a sample of whole blood, serum or plasma. The VetScan VS2 chemistry analyzer utilizes iQC, consisting of a series of automatic checks that verify the chemistry, optics and electronic functions of the analyzer during each run and ensures that operators in a wide range of environments report only accurate and reliable results. The system can be operated with minimal training and performs multiple routine general chemistry tests on whole blood, serum or plasma samples. We continue to support and service previous versions of our VetScan chemistry analyzers.

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

•	Avian/Reptilian Profile Plus is ideal for measuring analytes that represent the most important areas of concern in avian and reptilian patients.
•	Canine Wellness Profile including Heartworm is ideal for performing a comprehensive wellness chemistry panel and testing for heartworm antigen simultaneously, running wellness exams on canines greater than 6 months of age, implementing a comprehensive wellness program or streamlining existing wellness programs while increasing profit and cost savings and reducing technician time. The panel is offered only on our VetScan VS2.
•	Comprehensive Diagnostic Profile is ideal for providing complete chemistry and electrolyte analysis for pre-anesthetic, general health, ill patient, geriatric and wellness testing.
•	Critical Care Profile Plus is ideal for serial testing, rechecks, fluid therapy and monitoring hospitalized patients.
•	Electrolyte Profile Plus is ideal for regulation of acid/base and osmotic balance for baseline on hospitalized patients. The Electrolyte Plus provides important information for monitoring fluid therapy and acid-base values.
•	Equine Profile Plus is ideal for routine equine checkups, wellness testing, ill patient diagnostics and pre-purchase examinations for equine hospitals, ambulatory practitioners, critical care units and mixed animal hospitals.
•	Kidney Profile Plus is ideal for kidney evaluation and monitoring in cats and dogs of all ages, implementing and streamlining renal function monitoring protocol. The panel is offered only on our VetScan VS2.
•	Large Animal Profile is ideal for herd health assessment and monitoring, prognostic indicator and diagnostic tool for beef and dairy cattle.
•	Mammalian Liver Profile is ideal for obtaining baseline liver values, diagnosis and monitoring of hepatic disease and monitoring hepatic function while administering nonsteroidal anti-inflammatory drugs (“NSAIDs”) or other potentially hepatotoxic medications.
•	Phenobarbital Profile is ideal for monitoring the level of phenobarbital treatment to achieve maximal seizure control while avoiding harmful side effects. The Phenobarbital Profile evaluates the level of phenobarbital, and provides additional liver values all in one panel.
•	Prep Profile II is a basic health screen for pre-anesthetic evaluation and testing minimal values for baselines of young, healthy patients or recheck profile for some disease states. The Prep Profile II provides important information for renal, hepatic, and diabetic patients being hospitalized, monitored, or undergoing long-term treatment.
•	Preventive Care Profile Plus is ideal for providing thorough chemistry and a complete electrolyte analysis for pre-anesthetic, general health, ill patient, geriatric and wellness testing.

•	Thyroxine (T4) / Cholesterol Profile is ideal for routine screening of hypothyroidism in dogs and diagnostic for hyperthyroidism in cats, titrating and monitoring patients on thyroid hormone replacement therapy or patients being treated for hyperthyroid disease.

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

•	The VetScan VSpro Coagulation Test includes the evaluation of both the prothrombin time (“PT”) and the Activated Partial Thromboplastin Time (“aPTT”). A combination assay (PT and aPTT) for canine and feline coagulation testing is used with the VSpro specialty analyzer to provide results from a single drop of citrated whole blood in minutes prior to surgery.
•	The VetScan VSpro Fibrinogen Test provides quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample. Fibrinogen is an important parameter that is commonly tested and evaluated as a marker of inflammation in many species, primarily equine and large animals.

The specialty analyzers and related consumables that we currently sell are purchased from Scandinavian Micro Biodevices APS (“SMB”) of Farum, Denmark. SMB was acquired by Zoetis in August 2016.

i-STAT Instruments and Consumables. We market and distribute VetScan i-STAT and VetScan i-STAT Alinity v analyzers and related consumables. Our VetScan i-STAT instrument is a handheld analyzer used to deliver accurate blood gas, electrolyte, chemistry and hematology results in minutes from 2-3 drops of whole blood. The VetScan i-STAT offers a variety of disposable, single-use cartridges (10) including tests for acid/base analysis, blood gases, chemistry, hematology, electrolytes, and some specialty tests including Lactate, ACT and Cardiac Troponin I. These cartridges are configured with parameters that can give a clear patient’s condition depending on the clinical situation. The VetScan i-STAT has reference ranges for cats, dogs and horses. We currently purchase the VetScan i-STAT analyzers and related consumables from Abbott.

VetScan UA Instruments and Consumables. We market and distribute the VetScan UA, a two-part urinalysis solution consisting of the Abaxis Urine Chemistry and Sediment Analyzers.

VetScan SA Sediment Analyzers and Consumables. We market and distribute the VetScan SA, which is designed to perform urine microscopy with consistency, efficiency, reliability and accuracy at the point-of-care.

VetScan Fuse. We market and distribute the VetScan Fuse, a bidirection integration workflow between practice management software and Abaxis analyzers to send test results automatically via our practice management software.

Rapid Tests. In the veterinary market, our VetScan Rapid Test product line consists of individual rapid tests that aid in the detection of various specific diseases. The lateral flow immunoassay technology in the rapid tests provides immediate results. We offer the following VetScan Rapid Tests in the veterinary market, as described below.

•	The VetScan Canine Anaplasma Rapid Test is a highly sensitive and specific test for the detection of antibodies to A. phagocytophilum and/or A. platys in canine whole blood, serum or plasma.
•	The VetScan Canine Ehrlichia Rapid Test is a rapid test for the qualitative detection of antibodies to E. canis, E. chaffeensis, and/or E. ewingii in canine whole blood, serum or plasma.
•	The VetScan Feline Leukemia Virus Antigen-Feline Immunodeficiency Virus Antibody (“FeLV/FIV”) Rapid Test. is a rapid test for the detection of antibodies to Feline Immunodeficiency Virus and Antigen to Feline Leukemia Virus in feline whole blood, serum or plasma.
•	The VetScan Giardia Rapid Test is a rapid test for the qualitative detection of Giardia cyst antigens in canine feces.
•	The VetScan Canine Heartworm Rapid Test is a rapid test for the qualitative detection of Dirofilaria immitis in canine or feline whole blood, serum or plasma.
•	The VetScan Canine Lyme Rapid Test is a rapid test for the qualitative detection of antibodies to Borrelia burgdorferi in canine whole blood, serum or plasma.
•	The VetScan Canine Pancreatic Lipase (cPL) Rapid is a highly sensitive and specific semi-quantitative immunoassay for the detection of pancreas-specific lipase in canine serum or plasma.
•	The VetScan Canine Parvovirus Rapid Test is a rapid test for the qualitative detection of canine parvovirus antigen in feces. It uses a unique combination of monoclonal antibodies that detects parvovirus antigens in feces, allowing the veterinarian to screen for and diagnose the infection.
•	The VetScan FLEX4 Rapid Test is for the qualitative detection of antibodies to Anaplasma phagocytophilum, A. platys, Borrelia burgdorferi, Ehrlichia canis, E. chaffeensis, E. ewingii, and Dirofilaria immitis antigens in canine whole blood, serum or plasma.

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

Sales and Marketing

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. We primarily sold our veterinary reference laboratory diagnostic and consulting services in the United States through our direct sales force. Our sales force is primarily located in the United States. Abaxis Europe GmbH, our wholly-owned subsidiary in Germany, markets and distributes diagnostic systems for medical and veterinary uses in the European markets. Abaxis Asia, our wholly-owned subsidiary in Hong Kong, markets and distributes diagnostic systems for medical and veterinary uses in the Asia Pacific markets. Abaxis UK, our wholly-owned subsidiary in the United Kingdom, distributes laboratory instrumentation and consumables to the medical and veterinary profession in the United Kingdom. Sales and marketing expenses were $53.3 million, $45.2 million and $42.5 million, or 22%, 20% and 19% of our total revenues in fiscal 2018, 2017 and 2016, respectively.

Distribution within North America

Medical Market

For our products in the human medical market, we employ primarily independent distributors to market our products. Starting in January 2013, we transitioned the majority of our medical product sales to Abbott as our exclusive distributor in the medical market. Pursuant to our Exclusive Agreement with Abbott (the “Abbott Agreement”), Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzers and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong). Effective September 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States. Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date. Abbott accounted for 10%, 10% and 10% of our total worldwide revenues in fiscal 2018, 2017 and 2016, respectively.

We will continue to sell and distribute these medical products outside of the market segments as to which Abbott has exclusive rights. Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls, contract research organizations and cruise ship lines.

Veterinary Market

For our products in the veterinary market, we employ a combination of direct sales and independent distributors. Veterinarians are served typically by local distributors, some with national affiliations. We work with various independent distributors to sell our instruments and consumable products. In the United States, our distributors include, among others, Henry Schein Animal Health (including its acquisition of Merritt Veterinary Supplies, Inc. in our third quarter of fiscal 2018), MWI Veterinary Supply, Inc. (“MWI”) (including its acquisition of Northeast Veterinary Supply in our third quarter of fiscal 2018), Patterson Companies, Inc. (including its acquisition of Animal Health International in our second quarter of fiscal 2016) and Penn Veterinary Supply, Inc. In Canada, our distributors of veterinary products include Associated Veterinary Purchasing Co. Ltd., CDMV, Midwest Veterinary Purchasing Cooperative Ltd., Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited.

In September 2012, we entered into a non-exclusive distributor agreement with MWI. MWI accounted for 22%, 21% and 20% of our total worldwide revenues in fiscal 2018, 2017 and 2016, respectively. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition of Animal Health International, Inc. Patterson Companies, Inc. accounted for 11%, 11% and 11% of our total worldwide revenues in fiscal 2018, 2017 and 2016, respectively. Starting in fiscal 2016, our revenues from Henry Schein, Inc., include both Henry

Schein Animal Health and scil animal care company GmbH, as a result of Henry Schein Inc.’s acquisition of scil animal care company GmbH in Europe. Henry Schein, Inc. accounted for 16%, 14% and 13% of our total worldwide revenues in fiscal 2018, 2017 and 2016, respectively.

In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (“VCA”), a veterinary hospital chain in North America that operates more than 800 animal hospitals. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America. In May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan chemistry analyzers in combination with Antech Diagnostic laboratory services as a diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospital, an organization with more than 900 pet hospitals within the United States and Puerto Rico. Under our supply agreement, we provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, for which installation and training began in April 2016 and was completed at the end of September 2016.

Distribution Outside of North America

Our medical and veterinary products are sold worldwide. For reporting purposes, we organize our operations outside of North America as follows: Europe and Asia Pacific and rest of the world. International revenues accounted for approximately 20%, 20% and 19% of our revenues in fiscal 2018, 2017 and 2016, respectively. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Internationally, we use primarily distributors who offer our medical or veterinary diagnostic products in certain countries and markets. Our international sales and marketing objectives include identifying and defining the market segments in each country by product and then focusing on specific objectives for each segment in each country. These specific objectives include modification and expansion of distribution and distributor training and monitoring to ensure the attainment of sales goals.

We currently have distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, the Netherlands, New Zealand, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovenia, Spain, Switzerland, Taiwan, Turkey, the United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products. A discussion of the risks associated with our international revenues is included in Item 1A of this Annual Report. Revenues in Europe accounted for approximately 15%, 14% and 14% of our total revenues for fiscal 2018, 2017 and 2016, respectively. Revenues in Asia Pacific and rest of the world accounted for approximately 5%, 6% and 6% of our total revenues for fiscal 2018, 2017 and 2016, respectively.

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

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.
•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products. SMB was acquired by Zoetis Inc. in August 2016.
•	i-STAT Analyzers and Cartridges: The VetScan i-STAT 1 and VetScan i-STAT Alinity v analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products. We are subject to minimum purchase and minimum sales requirement if we want to maintain as an exclusive distributor of the related products. The initial term of the agreement ended in December 2014. After this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party.
•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier, SA Scientific Co., located in the United States.

Our VetScan UA instruments and related consumables, VetScan SA sediment analyzers and related consumables and VetScan Fuse are supplied by sole and single source suppliers. We purchase the VetScan UA and VetScan SA products from the same manufacturer under a three year supply agreement and after the initial term the agreement renews automatically for a successive two-year period unless terminated by either party based upon a notice of non-renewal ninety days prior to the expiration date.

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

Government Regulation

Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the manufacture and marketing of our current and future products and in our ongoing product research and development activities. We are not required to comply with all of the FDA government regulations applicable to the human medical market when manufacturing our VetScan products; however, we intend for all of our manufacturing operations to be compliant with the FDA’s Quality System Regulation (“QSR”) to help ensure product quality and integrity regardless of end use or patient. As we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. The government regulations for our medical and veterinary products vary.

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

As of March 31, 2018, we currently have received FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 17 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification process. The FDA may disagree with our assessment and require us to seek PMA approval or require us to meet significant postmarketing requirements.

Our Piccolo products are also subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). The current CLIA regulations divide laboratory tests into three categories: “waived,” “moderately complex” and “highly complex.” We currently offer Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel and Renal Function Panel tests under waived status, which permits personnel not subject to CLIA imposed training requirements to run the Piccolo chemistry analyzer using these tests and thus allows for marketing to more sites (doctors’ offices and other point-of-care environments that maintain a CLIA certificate of waiver) than our other products that are subject to the other categories. For example, six of the panel tests performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory, which requires a testing facility to be certified by the Centers for Medicare and Medicaid Services (“CMS”) and meet the CLIA regulations. As a result, the market for these non-waived products is more limited.

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

USDA Licensure of Veterinary Biologics

Our rotor-based Canine Heartworm Antigen Test (“CHW”) and certain of our lateral flow tests, including Canine Borrelia Burgdorferi Antibody Test Kit (rapid test for Lyme disease in dogs), Canine Ehrlichia Antibody Test Kit and Canine Anaplasma Test Kit, are regulated as veterinary biologics under the Virus, Serum, and Toxin Act of 1913. Both tests require licensure of both the product and manufacturing facilities. Biologics products are subject to more extensive testing to establish their purity, safety, potency, and efficacy and any failure to comply with the United States Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) Center for Veterinary Biologics (“CVB”) licensure or post-marketing approval requirements can result in the inability to obtain and maintain required licenses for our products and there can be no assurances that our products can be maintained to the required quality levels necessary to continue to market these products. In addition, we are currently developing additional tests that will be subject to CVB licensure as veterinary biologics and licensure under CVB cannot be assured for these products.

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

Development of tests for point-of-care diagnostics will be targeted at specific applications based on fulfilling clinical needs. As part of our product portfolio expansion strategies, we launched six products in fiscal 2018. In June 2017, we launched our VetScan Canine Pancreatic Lipase Rapid Test into the veterinary market and, in September 2017, we launched VetScan UA, a hand held point-of-care urine chemistry analyzer into the veterinary market. In the second quarter of fiscal 2018, we launched the VetScan Fuse. In the fourth quarter of fiscal 2018, we launched a new point-of-care urine sediment analyzer into the veterinary market, the VetScan SA, a new VetScan i-STAT Alinity v analyzer and a combination test for heartworm, lyme, ehrlichia and anaplasma, the VetScan FLEX4 Rapid Test.

Our research and development expenses, which consist of personnel costs, consulting expenses and materials and related expenses, were $23.3 million, $19.8 million and $18.4 million, or 10%, 9% and 8% of our total revenues, in fiscal 2018, 2017 and 2016, respectively. Research and development expense as a percentage of total revenues remained consistent over the same periods, reflecting our continued commitment to invest in long-term growth opportunities.

We anticipate that we will continue to make expenditures for research and development as we seek to provide new products to maintain and improve our competitive position. We will continue to develop new products that we believe will provide further opportunities for growth in the human medical and veterinary markets.

Patents, Proprietary Technologies and Licenses

Our products sold in both the medical and veterinary markets are based on complex, rapidly-developing technologies. Many of these technologies are covered by patents that we own. Our practice is to obtain patent protection on our products and processes where possible.

We have pursued the development of a patent portfolio to protect our proprietary technology. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. As of March 31, 2018, 94 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 55 patents have been issued and 26 patents are currently active. The expiration dates of our active patents with the United States Patent and Trademark Office range from August 2021 to August 2036. In addition, we have 32 issued and active foreign patents and 60 foreign patent applications pending, of which two are Patent Cooperation Treaty international applications to be filed nationally in foreign countries.

We protect trade secrets, trademarks, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our success depends in part on obtaining patent protection for our products and processes, preserving trade secrets, patents and trademarks, operating without infringing the proprietary rights of third parties, and acquiring licenses for technology or products. In the future, we may enter into license agreements or other arrangements with third parties relating to various aspects of our products as necessary. In the past, some of our existing products were manufactured or sold under the terms of license agreements that required us to pay royalties to the licensor based on the sales of products containing the licensed technology

Employees

As of March 31, 2018, we had 656 full-time employees worldwide. None of our employees is covered by a collective bargaining agreement and we consider our relations with our employees to be good.

Financial Information About Geographic Areas

For a description of our revenue and long-lived assets by geographic location, see Note 20 to the Consolidated Financial Statements in Part II, Item 8 of this report. See “Risk Factors” in Part I, Item 1A below for information regarding risks associated with our international operations.

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

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets. We currently have distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Belgium, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Israel, Italy, Japan, Korea, the Netherlands, New Zealand, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, Singapore, Slovenia, Spain, Switzerland, Taiwan, Turkey, the United Arab Emirates and the United Kingdom. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country. We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

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

We use several key components that are currently available from limited or sole sources as discussed below.

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from our single source supplier, Hamamatsu Corporation. Our analyzers also use a printer that is primarily made by Advanced Printing Systems. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.
•	Reagent Discs: Two injection-molding manufacturers, Balda C. Brewer and Nypro, Inc., a subsidiary of Jabil Circuit, currently make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.
•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the reagents and dry reagent chemistry beads that are either inserted in our reagent discs, lateral flow rapid tests or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics, Sigma Aldrich Inc. and Toyobo Specialties.

We market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.
•	VSpro Specialty Analyzers and Consumables: Our VetScan VSpro specialty analyzers and consumables are manufactured by SMB in Denmark, which was acquired by Zoetis Inc. in August 2016, and are purchased by us as completed products.
•	i-STAT Analyzers and Consumables: Our VetScan i-STAT 1 and VetScan i-STAT Alinity v analyzers and consumables are manufactured by Abbott and are purchased by us as completed products.
•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier, SA Scientific Co., located in the United States.

Our VetScan UA instruments and related consumables, VetScan SA sediment analyzers and related consumables and VetScan Fuse are supplied by sole and single source suppliers. We purchase the VetScan UA and VetScan SA products from the same manufacturer under a three year supply agreement and after the initial term the agreement renews automatically for a successive two-year period unless terminated by either party based upon a notice of non-renewal ninety days prior to the expiration date.

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

Because we are dependent on a limited number of suppliers and manufacturers for our products, we are particularly susceptible to any interruption in the supply of these products or the viability of our assembly arrangements. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and selling products to our customers. Delays in receiving raw materials could result in higher costs and cause us to delay or reduce production of our products. The loss of any one of these suppliers or a disruption in our manufacturing arrangements could adversely affect our business, financial condition and results of operations.

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

As of March 31, 2018, 94 patent applications have been filed on our behalf with the United States Patent and Trademark Office, (the “USPTO”), of which 55 patents have been issued and 26 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

By regulating the availability of, or the maximum amount of reimbursement provided for blood testing services, third-party payors, such as managed care organizations, pay-per-service insurance plans, and the Centers for Medicare and Medicaid Services, (the “CMS”), can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, in the United States, the CMS set the national level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the likelihood that physicians and hospitals will adopt point-of-care diagnostics as a viable means of care delivery. Consequently, we would need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease and our business and financial condition would be harmed.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, enacted in March 2010 (the “ACA”), made changes that significantly impact the medical device industries and clinical laboratories. There have been judicial and congressional challenges to the ACA, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including a bill that, among other things, extends the suspension of the ACA’s medical device excise tax until January 1, 2020. Congress may continue to consider subsequent legislation to replace or repeal elements of the ACA. Thus, the full future impact of the ACA on our business remains unclear.

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

The FDA and other regulatory authorities have broad enforcement powers. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation (the “QSR”). In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement actions that could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands, and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products, enhance our capabilities, or otherwise offer growth opportunities. For example, we acquired Quality Clinical Reagents Limited (“QCR”), and Trio Diagnostics (Ireland) Ltd, (“Trio”), in November 2014. Any acquisition may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products are not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any acquisitions we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial condition or results of operations. In addition, if an acquired business, including QCR or Trio, fails to meet our expectations, our business, financial condition or results of operations may suffer or we may be exposed to risks or liabilities that were unknown to us at the time of the acquisition.

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

Recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Germany, Hong Kong and the United Kingdom, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration and non-renewal of tax holidays in certain jurisdictions; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in generally accepted accounting principles; and the repatriation of earnings from outside the U.S. for which we have not previously provided for U.S. or foreign taxes. A change in our effective tax rate can materially and adversely impact our results from operations.

On December 22, 2017, H.R. 1, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), was signed into law. The Tax Act introduces significant changes to U.S. income tax law that will impact our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgements and estimates in the interpretation and calculations of the provisions of the Tax Act. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made estimates of the effects and recorded provisional amounts in our consolidated financial statements for the year ended March 31, 2018. We continue to assess and analyze the impact of the Tax Act on our business and our Company and the possibility that the final impact of the Tax Act on our consolidated financial results may be materially different from our current estimates based on our actual results for future periods, our further assessment and analysis of the Tax Act, any additional Congressional administrative and Financial Accounting Standards Board Accounting Standards actions, or other guidance related to the Tax Act and any actions that we may take as a result of the Tax Act.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended March 31, 2018, the closing sale prices of our common stock on the Nasdaq Global Select Market ranged from $49.51 to $76.00 per share and the closing sale price on March 29, 2018, the last day of trading for the quarter ended March 31, 2018, was $70.62 per share. During the last eight fiscal quarters ended March 31, 2018, our stock price closed at a high of $76.00 per share on January 29, 2018 and a low of $43.22 per share on May 12, 2016. Many factors may affect the market price of our common stock, including:

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

In the past, shareholders have filed securities class action litigation following periods of market volatility. If we were to become involved in such securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, financial condition or results of operations. Because our stock price is so volatile, investing in our common stock is highly risky. A potential investor must be able to withstand the loss of his entire investment in our common stock.

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

In addition, the collection and use of personal data in the European Union, presently governed by the provisions of the Data Protection Directive, will be replaced with the General Data Protection Regulation (“GDPR”) in May 2018. GDPR will impose several requirements relating to the collection, use, processing and transfer of personal data, such as requirements for using consent or other legal grounds to process personal data, providing information to individuals about how their personal data is used, maintaining adequate security and data protection measures, giving data breach notifications, complying with individuals’ requests to access, correct or delete their personal data and using third party processors of personal data. GDPR will also maintain the European Union’s strict rules limiting the transfer of personal data out of the European Economic Area. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. GDPR will introduce substantial potential fines for violations and increase our responsibility and liability in relation to personal data that we process. To comply with the GDPR we may be required to put in place additional technical and administrative measures and controls mechanisms. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

We are subject to complex requirements from legislation requiring companies to evaluate internal control over financial reporting.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) require an assessment of internal control over financial reporting by our management and an attestation of the effectiveness of our internal control over financial reporting by an independent registered public accounting firm. We have an ongoing program to perform the assessment, testing and evaluation to comply with these requirements and we expect to continue to incur significant expenses for Section 404 compliance on an ongoing basis.

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

We are subject to taxation in, and to the tax laws and regulations of, multiple jurisdictions as a result of the international scope of our operations and our corporate and financing structure. We are also subject to transfer pricing laws with respect to our intercompany transactions, including those relating to the flow of funds among our companies. Adverse developments in these laws or regulations, or any change in position regarding the application, administration or interpretation thereof, in any applicable jurisdiction, could have a material adverse effect on our business, consolidated financial condition or results of our operations. Our determination of our tax liability is subject to review by tax authorities in any applicable jurisdiction, including the United States, Germany, Hong Kong or the United Kingdom, who may disagree with the positions we have taken or intend to take regarding the tax treatment or characterization of any of our transactions. Any adverse outcome of such a review could have an adverse effect on our results of operations and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is required. Our ultimate tax liability may differ from the amounts recorded in our consolidated financial statements and may adversely affect our financial condition and results of operations.

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

If our proposed merger with Zoetis is not completed, our business could be materially and adversely affected and our stock price could decline.

On May 15, 2018, we entered into a definitive agreement with Zoetis Inc., a Delaware corporation (“Zoetis”), and Zeus Merger Sub, Inc., a California corporation and an indirect wholly-owned subsidiary of Zoetis (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub would merge with and into us and we would continue on as a surviving entity and wholly-owned, indirect subsidiary of Zoetis. The merger is subject to closing conditions, including the adoption of the merger agreement by the holders of a majority of the outstanding shares of our common stock. Therefore, the merger may not be completed or may not be completed as quickly as expected. If the merger agreement is terminated, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the merger will be completed. For example, on May 15, 2018, the last full trading day prior to the public announcement of the proposed merger, the closing price for our common stock was $71.75, and on the next trading day, following the announcement of our entering into the merger agreement, our stock price increased to a closing price of $83.34 per share. In addition, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the merger that will not be recovered if the merger is not completed. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Zoetis a termination fee of $70.0 million. As a consequence of the failure of the merger to be completed, as well as of some or all of these potential effects of the termination of the merger agreement, our business could be materially and adversely affected.

The fact that there is a merger with Zoetis pending could have an adverse effect on our business, revenue and results of operations.

While the merger is pending, it creates uncertainty about our future. As a result of this uncertainty, customers may decide to delay, defer, or cancel purchases of our products and services, pending completion of the merger or termination of the merger agreement. If these decisions represent a significant portion of our anticipated revenue, our results of operations and quarterly revenues could be substantially below the expectations of market analysts.

In addition, while the merger is pending, we are subject to a number of risks that may adversely affect our business, revenue and results of operations, including:

•	the diversion of management and employee attention and the unavoidable disruption to our relationships with customers and vendors may detract from our ability to grow revenues and minimize costs;
•	we have incurred and will continue to incur significant expenses related to the merger;
•	the fact that, pursuant to the merger agreement, we must generally conduct our business in the ordinary course and we are subject to a variety of other restrictions on the conduct of our business prior to the closing of the merger or termination of the merger agreement; and
•	we may be unable to respond effectively to competitive pressures, industry developments and future opportunities.

If the merger with Zoetis occurs, our shareholders will not be able to participate in any upside to our business.

Upon consummation of the merger, our shareholders will receive $83.00 in cash per share of our common stock owned by them, but will not receive any shares of Zoetis common stock. As a result, if our business following the merger performs well, our current shareholders will not receive any additional consideration, and will therefore not receive any benefit from the performance of our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We are headquartered in Union City, California, where we lease approximately 158,378 square feet of office, research and development and manufacturing space, pursuant to a lease expiring in March 2026, with two options to extend the term for an additional five years each.

Additionally, our facilities include the following:

•	In Union City, California, we lease approximately 64,986 square feet of warehousing space expiring in fiscal 2026.
•	In Germany, we lease approximately 32,722 square feet of office and warehousing space expiring in fiscal 2025.
•	In the United Kingdom, we own approximately 2,600 square feet of office and warehousing space and we lease approximately 4,300 square feet of office and warehousing space expiring in fiscal 2026.

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

Market Information for Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ABAX.” The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2017 through March 31, 2018 as reported on the Nasdaq Global Select Market:

	Prices
	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
Quarter ended June 30	$54.08	$44.12	$47.58	$41.78
Quarter ended September 30	53.94	43.66	54.98	46.02
Quarter ended December 31	51.74	44.70	55.95	45.57
Quarter ended March 31	78.53	48.58	55.44	45.00

Holders

As of May 25, 2018, there were 22,871,000 shares of our common stock outstanding, held by 77 shareholders of record.

Dividends

During fiscal 2018, 2017 and 2016, our total quarterly dividend payout was $13.6 million, $11.7 million and $10.0 million, respectively. The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report.

On April 26, 2018, our Board of Directors declared a quarterly cash dividend of $0.18 per share on our outstanding common stock to be paid on June 15, 2018 to all shareholders of record as of the close of business on June 1, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Issuer Purchases of Equity Securities

Between August 2011 and July 2016, our Board of Directors authorized the repurchase of up to a total of $97.3 million of our common stock. In October 2017, our Board of Directors approved a $21.0 million increase to our existing share repurchase program. As of March 31, 2018, $75.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through March 31, 2018, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During fiscal 2018 and 2017, we did not repurchase any shares of our common stock. During fiscal 2016, we repurchased 325,000 shares of our common stock at a total cost of $13.0 million and an average per share cost including commission expense of $40.18. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Stock Performance Graph(1)

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Securities Index over the past five year period ended March 31, 2018. The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2013 in our common stock, the Russell 2000 Index and the Nasdaq Medical Equipment Securities Index and assumes dividends, if any, are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Abaxis, Inc., the Russell 2000 Index and the Nasdaq Medical Equipment Securities Index

$250
$200
$150
$100
$50
$0
Index Value
3/31/2013
3/31/2014
3/31/2015
3/31/2016
3/31/2017
3/31/2018
Period Ending
Abaxis, Inc.
Russell 2000
Nasdaq Medical Equipment Securities

	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018
Abaxis, Inc.	$100.00	$82.16	$136.57	$97.59	$105.36	$155.20
Russell 2000	$100.00	$124.90	$135.15	$121.96	$153.94	$172.09
NASDAQ Medical Equipment Securities	$100.00	$115.03	$135.71	$138.88	$175.68	$230.28
(1)	This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

Item 6.	Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Abaxis for each year in the five year period ended March 31, 2018. The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statements of Income Data:
Continuing Operations:
Revenues	$244,700	$227,220	$218,901	$202,593	$162,031
Cost of revenues	111,091	101,375	95,649	93,623	78,081
Gross profit	133,609	125,845	123,252	108,970	83,950
Operating expenses:
Research and development	23,332	19,795	18,388	16,327	13,647
Sales and marketing	53,291	45,249	42,526	42,147	34,742
General and administrative	18,331	16,314	15,984	16,192	11,333
Total operating expenses	94,954	81,358	76,898	74,666	59,722
Income from operations	38,655	44,487	46,354	34,304	24,228
Interest and other income (expense), net	4,745	6,625	793	(1,262)	994
Income from continuing operations before income tax provision	43,400	51,112	47,147	33,042	25,222
Income tax provision	16,223	18,333	16,073	12,239	8,993
Income from continuing operations	$27,177	$32,779	$31,074	$20,803	$16,229
Net income per share from continuing operations:
Basic	$1.20	$1.46	$1.37	$0.92	$0.73
Diluted	$1.17	$1.44	$1.36	$0.91	$0.72
Discontinued Operations:
Loss from discontinued operations, net of tax	$—	$(63)	$(3)	$(1,154)	$(2,044)
Gain on sale of discontinued operations, net of tax	$—	$—	$559	$7,682	$—
Net income (loss) per share from discontinued operations:
Basic	$—	$(0.01)	$0.03	$0.29	$(0.09)
Diluted	$—	$—	$0.02	$0.29	$(0.09)
Consolidated Operations:
Net income	$27,177	$32,716	$31,630	$27,331	$14,185
Net income per share:
Basic	$1.20	$1.45	$1.40	$1.21	$0.64
Diluted	$1.17	$1.44	$1.38	$1.20	$0.63
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,672	22,515	22,661	22,497	22,270
Weighted average common shares outstanding - diluted	23,135	22,797	22,883	22,787	22,575
Cash dividends declared per share	$0.60	$0.52	$0.44	$0.40	$—

	Year Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheets Data(1):
Cash and cash equivalents	$46,277	$91,332	$88,323	$107,015	$73,589
Short-term investments	120,506	51,561	41,474	26,109	29,102
Working capital	220,368	199,735	183,026	168,576	148,553
Long-term investments	19,240	22,171	22,458	24,181	18,491
Total assets	341,103	305,646	271,380	269,064	217,380
Non-current liabilities	6,530	5,979	5,896	7,585	6,205
Total shareholders' equity	$290,693	$266,224	$236,312	$220,194	$193,916
(1)	Consolidated balance sheets data reported in the table includes continuing and discontinued operations.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Veterinary Market. Our VetScan products serve a worldwide customer group in the veterinary market consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, governments, pharmaceutical companies, biotechnology companies and private research laboratories.

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

Recent Developments

On May 15, 2018, we entered into a definitive agreement with Zoetis Inc., a Delaware corporation (“Zoetis”), and Zeus Merger Sub, Inc., a California corporation and an indirect wholly-owned subsidiary of Zoetis (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub would merge with and into us and we would continue on as a surviving entity and indirect wholly-owned, subsidiary of Zoetis. The completion of the proposed acquisition is subject to the satisfaction of various closing conditions, including the approval of the merger by our shareholders. The merger is expected to be completed in the second half of calendar year 2018 at a price of $83.00 per share of common stock.

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

Overview of Financial Results

In fiscal 2018, total revenues were $244.7 million, an increase of 8% from fiscal 2017. The net increase in revenues was primarily attributable to revenues from consumable sales of $191.3 million, an increase of 9% over fiscal 2017, due to (a) an increase in revenues from medical reagent discs sold in North America and Europe, (b) an increase in revenues from veterinary reagent discs sold in North America and Europe and (c) an increase in revenues from VetScan rapid tests sold in North America, due to sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), sales of our VetScan FLEX4 Rapid Test (launched in the fourth quarter of fiscal 2018) and an increase in the unit sales of our VetScan Canine Parvovirus Rapid Test, VetScan Feline FeLV/FIV Rapid Test and VetScan Heartworm Rapid Test.

Gross profit in fiscal 2018 was $133.6 million, an increase of 6% from fiscal 2017, primarily attributable to an increase in revenues from medical and veterinary reagent discs.

Total operating expenses in fiscal 2018 were $95.0 million, an increase of $13.6 million, or 17%, from $81.4 million in fiscal 2017, primarily attributable to an increase in research and development spending, an increase in promotional and marketing expenses to support our growth in both North America and in the international markets and an increase in personnel-related expenses related to an in increase in headcount and an increase in bonus expense and share-based compensation in fiscal 2018 since the company achieved a lower performance target in fiscal 2017.

Net income for fiscal 2018 was $27.2 million, a decrease of 17% from $32.7 million in fiscal 2017, primarily attributable to an increase in operating expenses and an additional estimated provision of $3.4 million in fiscal 2018 due to the Tax Act, partially offset by a net increase in revenues, discussed above, a gain from the release of a holdback payment of $1.2 million and a decrease in income tax provision due to a decrease in the U.S. federal corporate tax rate from 35% to 21% resulting in a blended statutory tax rate of 31.5% for the fiscal year ended March 31, 2018. Our diluted net income per share from continuing operations decreased to $1.17 in fiscal 2018 from $1.44 in fiscal 2017.

Cash, cash equivalents and investments increased by $21.0 million during fiscal 2018 to a total of $186.0 million as of March 31, 2018. During fiscal 2018, operating cash flows were $43.5 million, an increase of $10.4 million compared to $33.2 million during fiscal 2017, primarily attributable to an increase in accounts payable outstanding as of March 31, 2018, compared to the prior year, and a lower change in our capital lease receivable during fiscal 2018, compared to the prior year.

Key non-operating uses of cash during fiscal 2018 included payments of $1.3 million for an investment in a privately-held company, $6.0 million to purchase property and equipment, $2.6 million for tax withholdings related to net share settlements of restricted stock units and $13.6 million in cash dividends to shareholders.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. On December 22, 2017, H.R. 1, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), was signed into law. We estimate our effective income tax rate in fiscal 2019 will be in a range of 24% to 26%. The actual impact of the Tax Act on our effective income tax rates may differ from the estimates due to changes in interpretations and assumptions made by us. We anticipate subsequent regulations associated with the Tax Act will be forthcoming and will continue to analyze the tax legislation to determine the full effects of the new law on our consolidated financial statements.

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

In the United States veterinary market, we rely on our national and independent regional distributors. We are also dependent upon the efforts and priorities of these distributors in promoting and creating a demand for our products and do not have full control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain or effectively manage these relationships, our business, financial condition and results of operations are likely to be adversely affected. For example, during fiscal 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated resulting in excess channel inventory. The excess channel inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us. In response, we took additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States. In the third quarter of fiscal 2015, we began selling through our distributors Henry Schein Animal Health (a division of Henry Schein, Inc.) and Patterson Companies, Inc. and our revenues in future quarters may be impacted by the timing of purchases of our products sold by them as these distributors integrate our products into their sales process. We will continue to closely monitor and manage channel inventory at our distribution partners in the United States.

During fiscal 2018, in the North America veterinary market, we experienced an increase of 4% in the unit sales of veterinary reagent discs sold, primarily attributable to increases in increased utilization within our customer base and fluctuation in distribution inventory, as compared to the same period in fiscal2017. Our installed base of active chemistry analyzers was relatively flat in fiscal 2018 as compared to fiscal 2017. Looking forward, as we believe competition in the veterinary market will remain intense, we have implemented and intend to continue implementing new strategies to improve customer retention and monitor our installed base of customers and distribution inventory more closely. Additionally, we plan to continue to introduce new products that are designed to enhance our veterinary product portfolio. For example, in September 2016, we completed the development of our connectivity product, the VetScan FUSE, a bi-directional connectivity system that provides integration between our point-of-care analyzers and the veterinary practice management systems worldwide. We launched the VetScan FUSE in the second quarter of fiscal 2018 and, we installed VetScan FUSE in approximately three hundred fifty veterinary practices worldwide during fiscal 2018. In June 2017, we launched our VetScan Canine Pancreatic Lipase Rapid Test into the veterinary market and, in September 2017, we launched our VetScan UA, a hand held point-of-care urine chemistry analyzer into the veterinary market. We also launched our new point-of-care urine sediment analyzer into the veterinary market in the fourth quarter of fiscal 2018. In addition, the USDA, Center for Veterinary Biologics, approved our VetScan FLEX4 Rapid Test, a combination test for heartworm, lyme, ehrlichia and anaplasma in January 2018, and we began selling the VetScan Flex4 late in the fourth quarter of fiscal 2018. See “Total Revenues – Continuing Operations within the Results of Operations” section below, for a further discussion regarding the change in total revenues in North America.

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

As of March 31, 2018 and 2017, the current portion of deferred revenue was $0.8 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $1.5 million and $1.5 million, respectively. Net current and non-current deferred revenue decreased by $0.5 million from March 31, 2017 to March 31, 2018, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

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

We estimate the fair value of our leased products for the purposes of lease classification. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 840, Leases (“ASC 840”), we define the fair value of a leased product at lease inception as its normal selling price, reflecting any volume or discounts that may apply. We estimate the fair value of our leased products based upon transacted cash sales prices. Estimating the fair value of our leased products can be subjective and thus subject to significant judgment.

The present value of lease receivables, including accrued interest, was $11.8 million and $9.1 million, as of March 31, 2018 and 2017, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our consolidated balance sheets. Revenues from sales-type lease arrangements is recognized upon shipment of the products to the customer, assuming all other revenue recognition criteria have been met. Revenues from sales-type leases are presented as product revenue. Interest income is recognized monthly over the lease term using the effective-interest method.

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

•	Distributor Rebate Incentives. From time to time, we offer a customer sales incentive program, whereby distributors are offered a rebate upon meeting certain requirements. We recognize the rebate obligation as a reduction of revenue at the later of the date on which we sell the product or the date the program is offered. These customer sales incentive programs require management to estimate the rebate amounts to distributors who will qualify for the incentive during the promotional period. We record the estimated liability in other current accrued liabilities on our consolidated balance sheets. Management’s estimates are based on historical experience and the specific terms and conditions of the incentive programs.
•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

The following table summarizes the change in total accrued sales incentive programs (in thousands):

	Balance at Beginning of Year(1)	Provisions(2)	Payments	Balance at End of Year(1)
Year Ended March 31, 2018	$7,535	$15,014	$(10,092)	$12,457
Year Ended March 31, 2017	$5,844	$8,520	$(6,829)	$7,535
Year Ended March 31, 2016	$5,865	$9,627	$(9,648)	$5,844
(1)	Balance represent reserves related to volume-based incentives, included as an offset to accounts receivables in the consolidated balance sheets, and accruals for distributor rebate incentives and end-user rebates and discounts, included within current accrued liabilities in the consolidated balance sheets.
(2)	Provisions are net revenue reductions recorded and includes differences between estimates and actual incentives earned.

Significant components of our accrued sales incentive programs are as follows: Volume-based incentives charged to gross revenues in fiscal 2018, 2017 and 2016, amounted to $2.2 million, $2.0 million and $1.9 million, respectively. Distributor rebate incentives charged (reversed) in gross revenues in fiscal 2018, 2017 and 2016, amounted to $0.1 million, $(0.3 million) and $0.1 million, respectively. End-user rebates and discounts charged to gross revenues in fiscal 2018, 2017 and 2016, amounted to $12.7 million, $6.9 million and $7.6 million, respectively.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of March 31, 2018, our investments in cash equivalents, which we classified as available-for-sale, totaled $0.6 million, using Level 1 inputs because these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment because the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of March 31, 2018, our available-for-sale investments in commercial paper, corporate bonds and municipal bonds, totaled $76.5 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of March 31, 2018 and 2017, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of March 31, 2018, we also had $63.2 million in investments classified as held-to-maturity and carried at amortized cost.

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

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. The carrying value of our investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. During fiscal 2018, 2017 and 2016, we have not recorded an impairment charge on our investments. As of March 31, 2018 and 2017, our investments in unconsolidated affiliates totaled $3.8 million and $2.9 million, respectively.

In January 2017, we early adopted Accounting Standards Update (“ASU”) No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”), which eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for use of the equity method. See Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

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

As of March 31, 2018, our current portion of warranty reserves for instruments and reagent discs totaled $2.3 million and our non-current portion of warranty reserves for instruments totaled $3.0 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. Total change in accrued warranty reserve from March 31, 2018 to March 31, 2017, was primarily attributed to an increase in instruments in standard warranty and an increase in repair costs.

For fiscal 2018, 2017 and 2016, the provision for warranty expense related to instruments was $2.7 million, $2.2 million and $1.2 million, respectively. During fiscal 2016, we recorded an adjustment to pre-existing warranties of $0.2 million, which reduced our warranty reserves and our cost of revenues, based on our historical experience and our projected performance rate of instruments. The change in the provision for warranty expense related to instruments during fiscal 2018, as compared to fiscal 2017, was primarily due to an increase in the number of instruments under standard warranty and an increase in repair costs. The increase in fiscal 2017, as compared to fiscal 2016, was primarily attributable to an increase in the number of instruments under standard warranty.

For fiscal 2018, 2017 and 2016, the provision for warranty expense related to replacement of defective reagent discs was $0.5 million, $0.4 million and $0.4 million, respectively. The changes in the provision for warranty expense related to reagent discs was primarily due to our judgment of the estimated product failure rate of reagent discs under warranty.

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

Intangible Assets. Intangible assets as of March 31, 2018 and 2017, which consists of customer relationships acquired in our in fiscal 2015 acquisition of QCR, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly.

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During fiscal 2018, 2017 and 2016, we recognized impairment charges on long-lived assets of $0, $0 and $13,000, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. As of March 31, 2018 and 2017, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. In fiscal 2018, 2017 and 2016, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and as of March 31, 2018 and 2017, we had no accrued interest or penalties.

On December 22, 2017, H.R.1, also known as the “Tax Cuts and Jobs Act” (the “Tax Act”), was signed into law. The Tax Act includes significant changes to the U.S. income tax system. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018, eliminates the federal benefit for qualified production activities, expands the deduction limitation for executive compensation and interest expense, creates a territorial system which will generally allow companies to repatriate future foreign earnings without incurring additional U.S. income tax, subjects foreign earnings on which U.S. income tax is currently deferred to a one time transition tax and creates an incentive for U.S. companies to sell goods and services abroad. The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein U.S. tax is imposed, subject to offset by foreign tax credits, on income earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations which applies after the fiscal year ending March 31, 2018. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under GAAP wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules or (ii) account for GILTI in our measurement of deferred taxes. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed on December 22, 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

The Company’s effective tax rate during fiscal 2018 was impacted by the Tax Act. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, the Company made an additional provision for income tax resulting from the enactment of the Tax Act during fiscal 2018. The decrease in the U.S. federal corporate tax rate from 35% to 21% results in a blended statutory tax rate of 31.5% for the fiscal year ended March 31, 2018.

We are subject to income taxes in the U.S. and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015, which was completed in the second quarter of fiscal 2018 and there have not been any proposed assessments as a result of this examination. Our foreign subsidiary income tax returns for fiscal 2013 through 2015 was subject to examination by German tax authorities. The German tax examination commenced in the third quarter of fiscal 2018 and was completed in the fourth quarter of fiscal 2018. The proposed assessment by such authorities in Germany was not significant. The German tax authorities notified the Company of their intent to audit fiscal years 2016 through 2018. As of March 31, 2018, the audit had not commenced.

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

In fiscal 2016, 2017 and 2018, the Compensation Committee approved the grant of PSUs described below. The PSUs granted in fiscal 2016 and 2017 (except for the FY2017 PSUs granted to Mr. Severson, as described below) vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

Fiscal 2017 Performance RSUs. In April 2016, the Compensation Committee approved the grant of PSUs for 152,000 shares of common stock to our executive officers and to certain of our other employees (the “FY2017 PSUs”), that contained the foregoing time-based and performance-based vesting terms, except that the PSUs granted to our Chief Executive Officer, Mr. Clinton Severson, vest as follows:

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

Of the aggregate shares of common stock issuable upon settlement of the FY2017 PSUs, 84,000 and 68,000 shares of common stock, were granted with performance conditions subject to vesting in full upon achieving 100% and 90%, respectively, of the financial targets described above. The aggregate estimated grant date fair value of the FY2017 PSUs was $6.8 million based on the closing market price of our common stock on the date of grant. On January 25, 2017, the Compensation Committee approved an amendment to our FY2017 PSUs so the performance vesting condition refers to the Company’s consolidated income from continuing operations before income tax provision, rather than consolidated income from operations. The service vesting condition and all other terms and conditions of our FY2017 PSUs were not changed.

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

For the remaining 68,000 shares of common stock issuable upon settlement of the FY2017 PSUs, we evaluated the modification of the performance conditions for the FY2017 PSUs and determined it was a Type I modification or “Probable to Probable” pursuant to ASC 718. Accordingly, we record share-based compensation expense, ratably, beginning on the original grant date over the vesting terms of the PSUs, as we determined that the performance targets approved by the Compensation Committee in April 2016 would be met. For the FY2017 PSUs, we determined that the performance targets were met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs.

Fiscal 2018 Performance RSUs. In April 2017, the Compensation Committee approved the grant of PSUs for 137,000 shares of common stock to our executive officers and to certain of our other employees that contained the foregoing time-based and performance-based vesting terms (the “FY2018 PSUs”).

•	50% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from continuing operations before income tax provision target and continuous service until the third anniversary of the date of grant; and
•	50% of the shares subject to an award vest in full upon achieving 90% of the consolidated income from continuing operations before income tax provision target and continuous service until the fourth anniversary of the date of grant.

The aggregate estimated grant date fair value of the FY2018 PSUs was $6.3 million based on the closing market price of our common stock on the date of grant. For the FY2018 PSUs, we determined that the performance targets were met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs.

Fiscal 2019 Performance RSUs. In April 2018, the Compensation Committee approved the grant of PSUs for 137,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2019 PSUs”).

•	50% of the shares subject to an award vest in full upon achieving 95% of a consolidated income from continuing operations before income tax provision target and continuous service until the third anniversary of the date of grant; and
•	50% of the shares subject to an award vest in full upon achieving 95% of a consolidated income from continuing operations before income tax provision target and continuous service until the fourth anniversary of the date of grant.

The aggregate estimated grant date fair value of the FY2019 PSUs was $9.1 million based on the closing market price of our common stock on the date of grant.

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

Share-based compensation expense has had a material impact on our earnings per share and on our consolidated financial statements for fiscal 2018, 2017 and 2016. The impact of share-based compensation expense on our consolidated financial results is disclosed in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this report. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future. As of March 31, 2018, our total unrecognized compensation expense related to RSUs and PSUs granted to employees and directors totaled $27.9 million, which expense is expected to be recognized over a weighted average service period of 1.4 to 2.0 years. Excluding forfeitures, we estimate expense recognition of RSUs and PSUs with time-based vesting criteria over the requisite service period of the award, for awards granted and unvested as of March 31, 2018 as follows: $13.9 million fiscal 2019, $10.3 million in fiscal 2020, $8.0 million in fiscal 2021 and $1.6 million in fiscal 2022.

Results of Operations

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion present our revenues by product category and represents our results from continuing operations during fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,			Change 2017 to 2018		Change 2016 to 2017
Revenues by Product Category	2018	2017	2016	Dollar Change	Percent Change	Dollar Change	Percent Change
Instruments(1)	$39,104	$39,257	$43,042	$(153)	—%	$(3,785)	(9)%
Percentage of total revenues	16%	17%	20%
Consumables(2)	191,345	175,346	165,025	15,999	9%	10,321	6%
Percentage of total revenues	78%	77%	75%
Other products(3)	14,251	12,617	10,760	1,634	13%	1,857	17%
Percentage of total revenues	6%	6%	5%
Product sales, net	244,700	227,220	218,827	17,480	8%	8,393	4%
Percentage of total revenues	100%	100%	100%
Development and licensing revenues	—	—	74	—	—%	(74)	(100)%
Percentage of total revenues	—%	—%	<1%
Total revenues	$244,700	$227,220	$218,901	$17,480	8%	$8,319	4%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers, i-STAT analyzers, urinalysis instruments and sediment analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges, urinalysis tests, sediment tests and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues by geographic region and represents our results from continuing operations during fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,			Change 2017 to 2018		Change 2016 to 2017
Revenues by Geographic Region	2018	2017	2016	Dollar Change	Percent Change	Dollar Change	Percent Change
North America	$194,660	$181,853	$175,019	$12,807	7%	$6,834	4%
Percentage of total revenues	80%	80%	80%
Europe	36,171	32,764	31,262	3,407	10%	1,502	5%
Percentage of total revenues	15%	14%	14%
Asia Pacific and rest of the world	13,869	12,603	12,620	1,266	10%	(17)	—%
Percentage of total revenues	5%	6%	6%
Total revenues	$244,700	$227,220	$218,901	$17,480	8%	$8,319	4%

Fiscal 2018 Compared to Fiscal 2017

North America. During fiscal 2018, total revenues in North America increased by 7%, or $12.8 million, as compared to fiscal 2017. The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 5%, or $1.2 million, primarily attributable to an increase in Piccolo chemistry analyzers sold to Abbott and an increase in sales of medical reagent discs to Abbott resulting from an expanded installed base of Piccolo chemistry analyzers.
•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 2%, or $1.4 million, primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period, partially offset by an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer and fluctuation in distribution inventory.
•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 6%, or $1.5 million, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments due to marketing promotions offered and (b) an increase in the unit sales of hematology reagent kits resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals.
•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables, urinalysis instruments and related consumables, sediment analyzers and related consumables and VetScan rapid tests in North America increased by 30%, or $9.9 million, primarily attributable to (a) sales of urinalysis instruments and related consumables (launched in the second quarter of fiscal 2018), (b) sales of sediment analyzers and related consumables (launched in the fourth quarter of fiscal 2018) and (c) an increase in revenues from VetScan rapid tests due to sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), sales of our VetScan FLEX4 Rapid Test (launched in the fourth quarter of fiscal 2018) and an increase in the unit sales of our VetScan Canine Parvovirus Rapid Test, VetScan Feline FeLV/FIV Rapid Test and VetScan Heartworm Rapid Test.

•	Revenues from other products in North America increased by 16%, or $1.6 million, primarily attributable to an increase in other medical and veterinary products sold.

Europe. During fiscal 2018, total revenues in Europe increased by 10%, or $3.4 million, as compared to fiscal 2017, primarily attributable to (a) an increase in revenues from Piccolo chemistry analyzers and medical reagent discs sold to various distributors, (b) an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers and (c) the impact of a higher exchange rate between the Euro and GBP and U.S. dollar, as compared to the prior fiscal year.

Asia Pacific and rest of the world. During fiscal 2018, total revenues in Asia Pacific and rest of the world increased by 10%, or $1.3 million, as compared to fiscal 2017, primarily attributable to an increase in VetScan hematology instruments, VetScan i-stat instruments and veterinary reagent discs sold to various distributors, partially offset by a decrease in Piccolo chemistry analyzers and VetScan chemistry analyzers sold to various distributors.

Significant concentrations. During fiscal 2018, four distributors, MWI Veterinary Supply, Inc., Henry Schein, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc., accounted for 22%, 16%, 11% and 10%, respectively, of our total worldwide revenues.

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

Europe. During fiscal 2017, total revenues in Europe increased by 5%, or $1.5 million, as compared to fiscal 2016, primarily attributable to an increase in revenues from VetScan chemistry analyzers and VetScan hematology instruments sold in the United Kingdom, partially offset by a decrease in revenues from Piccolo chemistry analyzers sold to various distributors and the impact of a lower exchange rate between the GBP and U.S. dollar, as compared to the prior fiscal year.

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

Fiscal 2018 Compared to Fiscal 2017

The following table and the discussion that follows presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for fiscal 2018 and 2017 (in thousands, except percentages):

	Year Ended March 31,				Change
	2018	Percent of Revenues(1)	2017	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$38,554	100%	$36,602	100%	$1,952	5%
Percentage of total revenues	16%		16%
Veterinary Market	201,904	100%	186,661	100%	15,243	8%
Percentage of total revenues	82%		82%
Other(2)	4,242		3,957		285	7%
Percentage of total revenues	2%		2%
Total revenues	244,700		227,220		17,480	8%
Cost of revenues:
Medical Market	20,913	54%	19,909	54%	1,004	5%
Veterinary Market	89,863	45%	81,249	44%	8,614	11%
Other(2)	315		217		98	45%
Total cost of revenues	111,091		101,375		9,716	10%
Gross profit:
Medical Market	17,641	46%	16,693	46%	948	6%
Veterinary Market	112,041	55%	105,412	56%	6,629	6%
Other(2)	3,927		3,740		187	5%
Gross profit	$133,609		$125,845		$7,764	6%
(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2018, total revenues in the medical market increased by 5%, or $2.0 million, as compared to fiscal 2017. The change in the medical market segment was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers increased by 10%, or $0.6 million, during fiscal 2018 as compared to fiscal 2017, primarily attributable to (a) an increase in the unit sales of Piccolo chemistry analyzers sold in North America to Abbott and (b) an increase in revenues from Piccolo chemistry analyzers sold to various distributors in Europe, partially offset by a decrease in Piccolo chemistry analyzers sold to various distributors in Asia Pacific and rest of the world.

•	Total revenues from medical reagent discs increased by 4%, or $1.0 million, during fiscal 2018 as compared to fiscal 2017, primarily attributable to an increase in the sales volume of medical reagent discs sold in North America to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers and an increase in revenues from medical reagent discs sold to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 6%, or $0.9 million, during fiscal 2018 as compared to fiscal 2017. Gross profit percentages for the medical market segment during fiscal 2018 and 2017 were 46% and 46%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs, partially offset by higher manufacturing costs of Piccolo chemistry analyzers. The gross profit percentage was impacted by an increase in manufacturing costs of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2018, total revenues in the veterinary market increased by 8%, or $15.2 million, as compared to fiscal 2017. The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments decreased by 2%, or $0.8 million, during fiscal 2018 as compared to fiscal 2017. The decrease was primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers in North America resulting from fewer sales-type lease agreements to new and existing customers compared to higher sales in the prior period due to marketing promotions offered to existing customers during that period and a decrease in the unit sales of VetScan chemistry analyzers sold to various distributors in Asia Pacific and rest of the world. The net decrease was partially offset by (a) an increase in the unit sales of VetScan hematology instruments due to marketing promotions offered in North America, (b) sales of urinalysis instruments in North America (launched in the second quarter of fiscal 2018) and sediment analyzers in North America (launched in the fourth quarter of fiscal 2018) and (c) an increase in the unit sales of VetScan hematology instruments and VetScan i-stat instruments sold to various distributors in Asia Pacific and rest of the world.
•	Total revenues from consumables in the veterinary market increased by 10%, or $15.0 million, during fiscal 2018 as compared to fiscal 2017, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs due to higher average utilization per customer in and fluctuation in distribution inventory in North America, (b) an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers in Europe, (c) an increase in revenues from veterinary reagent discs sold to various distributors in Asia Pacific and rest of the world, (d) an increase in the unit sales of hematology reagent kits in North America resulting from an expanded installed base of VetScan hematology instruments and due to our supply agreement with Banfield Pet Hospitals and (e) sales of urinalysis consumables (launched in the second quarter of fiscal 2018) and (f) an increase in revenues from VetScan rapid tests sold in North America due to sales of our VetScan Canine Pancreatic Lipase Rapid Test (launched in the first quarter of fiscal 2018), sales of our VetScan FLEX4 Rapid Test (launched in the fourth quarter of fiscal 2018) and an increase in the unit sales of our VetScan Canine Parvovirus Rapid Test, VetScan Feline FeLV/FIV Rapid Test and VetScan Heartworm Rapid Test.
•	Total revenues from other products in the veterinary market increased by 15%, or $1.0 million, during fiscal 2018 as compared to fiscal 2017, primarily attributable to an increase in other veterinary products sold in North America, which includes the VetScan FUSE.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 6%, or $6.6 million, during fiscal 2018 as compared to fiscal 2017. Gross profit percentages for the veterinary market segment during fiscal 2018 and 2017 were 55% and 56%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the unit sales of veterinary reagent discs, hematology reagent kits and rapid tests and (b) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, partially offset by (c) a decrease in the unit sales of VetScan chemistry analyzers, (d) higher manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs and (e) higher costs of VetScan hematology instruments due to the Euro exchange rates as compared to the prior fiscal year. The decrease in gross profit percentage was primarily due to an increase in the sales volume of our original equipment manufacturer supplied products, which have a lower margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during fiscal 2018, as compared to fiscal 2017.

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

Cost of Revenues – Continuing Operations

The following table and the discussion that follows presents our cost of revenues and represents our results from continuing operations for fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,			Change 2017 to 2018		Change 2016 to 2017
	2018	2017	2016	Dollar Change	Percent Change	Dollar Change	Percent Change
Cost of revenues	$111,091	$101,375	$95,649	$9,716	10%	$5,726	6%
Percentage of total revenues	45%	45%	44%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Fiscal 2018 Compared to Fiscal 2017

The increase in cost of revenues, in absolute dollars, during fiscal 2018, as compared to fiscal 2017, was impacted by (a) an increase in the unit sales of Piccolo chemistry analyzers, medical reagent discs, veterinary reagent discs, hematology reagent kits and rapid tests, (b) higher manufacturing costs of chemistry analyzers and reagent discs, (c) higher costs of VetScan hematology instruments due to the Euro exchange rates, (d) higher costs of rapid tests due to sales mix and (e) sales of urinalysis instruments (launched in the second quarter of fiscal 2018) and sediment analyzers (launched in the fourth quarter of fiscal 2018), partially offset by a decrease in the unit sales of VetScan chemistry analyzers, as compared to the prior fiscal year. Cost of revenues, as a percentage of total revenues, during fiscal 2018, as compare to fiscal 2017, was impacted by (a) higher manufacturing costs of chemistry analyzers and (b) a shift in the sales mix of higher sales volume of our original equipment manufacturer supplied products, which have a lower margin contribution.

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

Gross Profit – Continuing Operations

The following table and the discussion that follows presents our gross profit and represents our results from continuing operations for fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,			Change 2017 to 2018		Change 2016 to 2017
	2018	2017	2016	Dollar Change	Percent Change	Dollar Change	Percent Change
Total gross profit	$133,609	$125,845	$123,252	$7,764	6%	$2,593	2%
Total gross margin	55%	55%	56%

Fiscal 2018 Compared to Fiscal 2017

Gross profit in fiscal 2018 increased by 6%, or $7.8 million, as compared to fiscal 2017, primarily attributable to (a) an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs, (b) an increase in the unit sales of veterinary reagent discs, hematology reagent kits and rapid tests and (c) an increase in revenues from rapid tests due to a shift in the sales mix of higher priced rapid test products, partially offset by (c) higher manufacturing costs of chemistry analyzers and veterinary reagent discs, (d) a decrease in the unit sales of VetScan chemistry analyzers and (f) higher costs of VetScan hematology instruments due to the Euro exchange rates, as compared to the prior fiscal year. The gross profit percentage was impacted by (a) an increase in manufacturing costs of Piccolo chemistry analyzers and (b) an increase in the sales volume of our original equipment manufacturer supplied products, which have a lower margin contribution.

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

Research and Development – Continuing Operations

The following table and the discussion that follows presents our research and development expenses and represents our results from continuing operations for fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,			Change 2017 to 2018		Change 2016 to 2017
	2018	2017	2016	Dollar Change	Percent Change	Dollar Change	Percent Change
Research and development expenses	$23,332	$19,795	$18,388	$3,537	18%	$1,407	8%
Percentage of total revenues	10%	9%	8%

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

Fiscal 2018 Compared to Fiscal 2017

Research and development expenses increased by 18%, or $3.5 million, in fiscal 2018 as compared to fiscal 2017. The increase was primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during fiscal 2018 and 2017 was $2.9 million and $2.3 million, respectively.

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

We anticipate the dollar amount of research and development expenses to increase in fiscal 2019 from fiscal 2018, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows presents our sales and marketing expenses and represents our results from continuing operations for fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,			Change 2017 to 2018		Change 2016 to 2017
	2018	2017	2016	Dollar Change	Percent Change	Dollar Change	Percent Change
Sales and marketing expenses	$53,291	$45,249	$42,526	$8,042	18%	$2,723	6%
Percentage of total revenues	22%	20%	19%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Fiscal 2018 Compared to Fiscal 2017

Sales and marketing expenses in fiscal 2018 increased by 18%, or $8.0 million, as compared to fiscal 2017, primarily attributable to increased costs related to headcount, including share-based compensation expense, to support our growth in both North America and internationally. Share-based compensation expense included in sales and marketing expenses during fiscal 2018 and 2017 was $4.4 million and $2.9 million, respectively.

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

General and Administrative – Continuing Operations

The following table and the discussion that follows presents our general and administrative expenses and represents our results from continuing operations for fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,			Change 2017 to 2018		Change 2016 to 2017
	2018	2017	2016	Dollar Change	Percent Change	Dollar Change	Percent Change
General and administrative expenses	$18,331	$16,314	$15,984	$2,017	12%	$330	2%
Percentage of total revenues	7%	7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Fiscal 2018 Compared to Fiscal 2017

General and administrative expenses in fiscal 2018 increased by 12%, or $2.0 million, as compared to fiscal 2017, primarily attributable to (a) an increase in personnel expenses due to higher bonus payments and higher share-based compensation expense as a result of meeting company performance targets for fiscal 2018 and (b) increased spending on professional services. Share-based compensation expense included in general and administrative expenses during fiscal 2018 and 2017 was $4.8 million and $4.4 million, respectively.

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

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows presents our interest and other income (expense), net and represents our results from continuing operations for fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,			Change
	2018	2017	2016	2017-2018	2016-2017
Interest and other income (expense), net	$4,745	$6,625	$793	$(1,880)	$5,832

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of investments in unconsolidated affiliates.

Fiscal 2018 Compared to Fiscal 2017

Interest and other income (expense), net decreased in fiscal 2018, as compared to fiscal 2017, primarily attributable to a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment, SMB, in fiscal 2017 compared to a gain on the sale of an equity method investment from the release of a holdback payment of $1.2 million ($0.8 million after tax) in the fourth quarter of fiscal 2018. The decrease was partially offset by foreign currency gain in fiscal 2018 from exchange rate fluctuations. See Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Fiscal 2017 Compared to Fiscal 2016

Interest and other income (expense), net increased in fiscal 2017, as compared to fiscal 2016, primarily attributable to a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment, SMB. See Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows presents our income tax provision and represents our results from continuing operations for fiscal 2018, 2017 and 2016 (in thousands, except percentages):

	Year Ended March 31,
	2018	2017	2016
Income tax provision	$16,223	$18,333	$16,073
Effective tax rate	37%	36%	34%

Fiscal 2018 Compared to Fiscal 2017

On December 22, 2017, the Tax Act was enacted into law making significant changes to the U.S. income tax system. The Company’s income tax provision and effective tax rate during fiscal 2018 was impacted by the Tax Act. As a result of the Tax Act, the Company made an additional estimated provision of $3.4 million in fiscal 2018, of which $2.9 million was recorded in the third quarter of fiscal 2018 and $0.5 million in the fourth quarter of fiscal 2018 for income tax resulting from the enactment of the Tax Act.

The dollar decrease in the income tax provision during fiscal 2018, as compared to the same period last year, was attributable to lower pre-tax income and the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5%, partially offset by a one-time non-cash charge of $3.4 million due to a reduction in deferred tax assets as a result of the reduction of the federal tax rate from 35% to 21% effective January 1, 2018. The increase in the effective tax rate during fiscal 2018, as compared to the same period last year, was primarily attributable to an additional provision for income tax resulting from the enactment of the Tax Act during fiscal 2018, as described above. The increase in the effective tax rate was partially offset by the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5% and the recognition of excess tax benefits as a discrete item in fiscal 2018.

Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. The Company’s provision for income taxes during fiscal 2018 is based on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company estimates it will incur no transition tax and has recorded a one-time non-cash charge of $3.4 million due to an estimated reduction in deferred tax assets as a result of the reduction of the federal rate from 35% to 21%. The computation of the transition tax could be impacted by further interpretations from the U.S. and state governments and regulatory organizations. The reduction of the deferred tax assets may be impacted by changes in the timing for the reversal of existing deferred tax assets and liabilities. Given the complexity of Tax Act, we may be refining our estimates of these provisional amounts as further guidance is issued from the U.S. Treasury, the SEC and the FASB.

Prior to the reporting period in which the Tax Act was enacted, our policy was to reinvest earnings of their foreign subsidiaries unless such earnings are subject to U.S. taxation. As of March 31, 2018, there were no significant foreign earnings that have not been subject to U.S. taxation. We do not have sufficient information available to finalize our analysis of the impact of the Tax Act on our repatriation policy, and therefore, the policy has not changed as of March 31, 2018. We expect to finalize our analysis during the quarter ending June 30, 2018 which may include a change in our repatriation policy.

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

Results from discontinued operations, net of tax, were net losses of $0, $63,000 and $3,000 in fiscal 2018, 2017 and 2016, respectively. See Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at March 31, 2018, 2017 and 2016, (in thousands, except percentages):

	March 31,
	2018	2017	2016
Cash and cash equivalents	$46,277	$91,332	$88,323
Short-term investments	120,506	51,561	41,474
Long-term investments	19,240	22,171	22,458
Total cash, cash equivalents and investments	$186,023	$165,064	$152,255
Percentage of total assets	55%	54%	56%

As of March 31, 2018, we had net working capital of $220.4 million compared to $199.7 million as of March 31, 2017.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during fiscal 2018, 2017 and 2016 were as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Net cash provided by operating activities	$43,516	$33,152	$28,056
Net cash used in investing activities	(73,437)	(15,903)	(20,237)
Net cash used in financing activities	(16,201)	(13,619)	(26,627)
Effect of exchange rate changes on cash and cash equivalents	1,067	(621)	116
Net increase (decrease) in cash and cash equivalents	$(45,055)	$3,009	$(18,692)

Cash and cash equivalents as of March 31, 2018 were $46.3 million compared to $91.3 million as of March 31, 2017. The decrease in cash and cash equivalents during fiscal 2018 was primarily due to purchases of investments of $159.6 million, purchases of property and equipment of $6.0 million, an increase in our equity investment in a privately-held company of $1.3 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.6 million and payment of cash dividends totaling $13.6 million. These increases were partially offset by net cash provided by operating activities of $43.5 million, proceeds from maturities and redemptions of investments of $92.3 million, and proceeds from the holdback payment of $1.2 million from the sale of equity method investment and effect of exchange rate changes on cash and cash equivalents of $1.1 million.

Our consolidated statements of cash flows includes the effect of exchange rate changes on cash and cash equivalents and the net gains (losses) arising from transactions denominated in a currency other than the functional currency of a location and the remeasurement of assets and liabilities of our wholly-owned subsidiaries, using the U.S. dollar as the functional currency.

Cash Flows from Operating Activities

During fiscal 2018, we generated $43.5 million in cash from operating activities, compared to $33.2 million in fiscal 2017. The cash provided by operating activities during fiscal 2018 was primarily the result of net income of $27.2 million during fiscal 2018, adjusted for the effects of non-cash adjustments including depreciation and amortization of $8.0 million and share-based compensation expense of $13.7 million and the following changes in assets and liabilities.

•	Receivables, net increased by $7.6 million, from $40.6 million as of March 31, 2017 to $48.2 million as of March 31, 2018, primarily attributable to the timing of sales and collection activities during the fourth quarter of fiscal 2018.

•	Inventories increased by $5.1 million from $39.0 million as of March 31, 2017 to $44.1 million as of March 31, 2018, primarily due to an increase in the inventory levels of our finished goods as of March 31, 2018.
•	Prepaid expenses and other current assets increased by $0.1 million, from $5.0 million as of March 31, 2017 to $5.1 million as of March 31, 2018, primarily attributable to the timing of estimated income taxes.
•	Current net deferred tax assets decreased by $5.6 million, from $5.6 million as of March 31, 2017 to $0 as of March 31, 2018, and non-current net deferred tax assets increased by $3.5 million, from $4.4 million as of March 31, 2017 to $7.9 million as of March 31, 2018. The changes in current and non-current net deferred tax assets were primarily attributable to (a) the reclassification of current net deferred tax assets to non-current net deferred tax assets on the consolidated balance sheets as of March 31, 2018 due to the adoption of ASU 2015-17 in the first quarter of fiscal 2018 and (b) a reduction in deferred tax assets of $3.4 million as a result of the reduction of the U.S. federal tax rate from 35% to 21% effective January 1, 2018.
•	Other assets increased by $1.8 million from $7.6 million as of March 31, 2017 to $9.4 million as of March 31, 2018, primarily attributable to long-term receivables due to sales-type lease agreements with our customers.
•	Accounts payable increased by $4.3 million, from $7.5 million as of March 31, 2017 to $11.8 million as of March 31, 2018, primarily due to the timing and payment of services and inventory.
•	Accrued payroll and related expenses increased by $1.7 million, from $9.6 million as of March 31, 2017 to $11.3 million as of March 31, 2018, primarily attributable to the timing of payments.
•	Accrued taxes decreased by $0.7 million, from $2.2 million as of March 31, 2017 to $1.5 million as of March 31, 2018, primarily due to the timing of estimated income tax payments.
•	Other accrued liabilities, current, increased by $5.2 million, from $11.0 million as of March 31, 2017 to $16.2 million as of March 31, 2018 and other liabilities, non-current, increased by $0.3 million, from $1.3 million as of March 31, 2017 to $1.6 million as of March 31, 2018. The net current and non-current other liabilities increased primarily attributable to an increase in liabilities related to the types of customer sales incentive programs offered during a promotional period.
•	As of March 31, 2018 and 2017, the current portion of deferred revenue was $0.8 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $1.5 million and $1.5 million, respectively. Net current and non-current deferred revenue decreased by $0.5 million from March 31, 2017 to March 31, 2018, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.
•	As of March 31, 2018 and 2017, the current portion of warranty reserve was $2.3 million and $1.7 million, respectively, and the non-current portion of warranty reserve was $3.0 million and $2.7 million, respectively. Net current and non-current warranty reserve increased by $0.9 million. The change in current and non-current warranty reserve from March 31, 2017 to March 31, 2018 is primarily due to an increase in the number of instruments in standard warranty and our estimated product failure rates and repair and related costs of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during fiscal 2018 totaled $73.4 million, compared to net cash used of $15.9 million during fiscal 2017. Changes in net cash used in investing activities were attributable to the following:

•	Cash used in investing activities during fiscal 2018 was primarily due to purchases of investments in certificates of deposit, commercial paper and corporate bonds totaling $159.6 million during fiscal 2018. The cash used in investing activities was partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds of $92.3 million during fiscal 2018.
•	Cash proceeds from the release of a $1.2 million holdback payment from our August 2016 sale of an equity method investment in Scandinavian Micro Biodevices APS (“SMB”), in connection with which we recorded a pre-tax gain of $1.2 million ($0.8 million after tax) during fiscal 2018.
•	Our capital expenditures totaled $6.0 million during fiscal 2018. Purchases of capital equipment primarily relate to increasing our manufacturing capacity and supporting our growth. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.
•	Cash used in our additional equity investment in a privately-held company was $1.3 million during fiscal 2018.

Cash Flows from Financing Activities

Net cash used in financing activities during fiscal 2018 totaled $16.2 million, compared to net cash used of $13.6 million during fiscal 2017. Cash used in financing activities during fiscal 2018 was primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.6 million and cash dividend payments of $13.6 million. During fiscal 2018, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During fiscal 2018, 2017 and 2016, our total quarterly dividend payout was $13.6 million, $11.7 million and $10.0 million, respectively. The amount of quarterly dividends declared with respect to the Company’s common stock during the past two fiscal years appears in Note 21 to the Consolidated Financial Statements in Part II, Item 8 of this report.

On April 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.18 per share on our outstanding common stock to be paid on June 15, 2018 to all shareholders of record as of the close of business on June 1, 2018. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and July 2016, our Board of Directors authorized the repurchase of up to a total of $97.3 million of our common stock. In October 2017, our Board of Directors approved a $21.0 million increase to our existing share repurchase program. As of March 31, 2018, $75.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through March 31, 2018, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During fiscal 2018 and 2017, we did not repurchase any shares of our common stock. During fiscal 2016, we repurchased 325,000 shares of our common stock at a total cost of $13.0 million and an average per share cost including commission expense of $40.18. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

As of March 31, 2018, our contractual obligations for succeeding fiscal years are as follows (in thousands):

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	After 2023
Long-term debt obligations	$297	$113	$184	$—	$—
Operating lease obligations	26,265	3,452	6,554	6,391	9,868
Purchase obligations	21,882	5,415	16,467	—	—
Total	$48,444	$8,980	$23,205	$6,391	$9,868

Long-term Debt Obligations. Long-term debt obligations include current and non-current portion of long-term debt and interest payments associated with notes payable to the Community Redevelopment Agency of the City of Union City. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

Operating Lease Obligations. Operating lease obligations comprised our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2019 through fiscal 2026. Our principal facilities located in Union City, California are leased under a non-cancelable operating lease agreement, which expires in fiscal 2026. See Note 13 to the Consolidated Financial Statements in Part II, Item 8 of this report for additional information.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of March 31, 2018, our short-term and long-term investments totaled $120.5 million and $19.2 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive loss, net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets as of March 31, 2018, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of March 31, 2018, we had $63.2 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at March 31, 2018 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of March 31, 2018, our investments classified as available-for-sale totaled $76.5 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2018, 2017 and 2016.

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

The functional currency of our wholly-owned subsidiaries is in U.S. dollars. Foreign currency denominated account balances of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. The effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our consolidated statements of income. For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables. During fiscal 2018, our revenues were impacted by foreign currency exchange rates, which increased revenues by approximately $1.6 million, compared to the prior fiscal year. Continued change in the values of the Euro, the British pound sterling and other foreign currencies against the U.S. Dollar could have an impact on our business, financial condition and results of operations.

Our most significant third-party transactions denominated in foreign currency are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have had a material effect on our business, operating results or financial condition for the year ended March 31, 2018. To date, we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

Investments in Privately Held Companies

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan

VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price paid to us for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment was expected to be released 18 months following the closing date. In connection with the sale, we received an initial cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the quarter ended September 30, 2016. The holdback payment of $1.2 million was released in full in February 2018. Our allocated portions of SMB’s net income (loss) during fiscal 2018, 2017 and 2016, were $0, $(34,000) and $22,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the consolidated statements of income. As of March 31, 2018 and 2017, the carrying value of our equity method investment in SMB was $0.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment was initially recorded under the cost method as we did not exercise significant influence over the privately-held company’s operating or financial activities. The carrying value of our cost method investment was reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. The fair value of cost method investments was not adjusted if there were no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment. In January 2017, we entered into a letter agreement with the privately-held company to commence chemistry development activities for us using its intellectual product and technology. In March 2018, we entered into a new letter agreement with the privately-held company and any obligation to the privately-held company is contingent upon the achievement of certain development milestones.

Beginning in January 2017 we accounted for our investment in the privately-held company using the equity method on a prospective basis based on our early adoption of ASU 2016-07 as a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control. In January 2018, we invested an additional $1.2 million with the privately-held company, resulting in an aggregate equity ownership interest of 32%. As of March 31, 2018 and 2017, the carrying value of our equity method investment in this privately-held company was $3.8 million and $2.9 million, respectively. Our allocated portion of net loss in our equity method investment in the privately-held company during fiscal 2018 and 2017, was $0.3 million and $0.2 million, respectively. Our proportionate share of the privately-held company’s net income or loss is recorded in “Interest and other income (expense), net” on the consolidated statements of income.

Item 8. Financial Statements and Supplementary Data

ABAXIS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abaxis, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. (a California corporation) and its subsidiaries (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2005.

San Jose, California
May 30, 2018

ABAXIS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$46,277	$91,332
Short-term investments	120,506	51,561
Receivables (net of allowances of $525 in 2018 and $272 in 2017)	48,164	40,568
Inventories	44,121	39,010
Prepaid expenses and other current assets	5,138	4,997
Net deferred tax assets, current	—	5,644
Current assets of discontinued operations	42	66
Total current assets	264,248	233,178
Long-term investments	19,240	22,171
Investments in unconsolidated affiliates	3,846	2,850
Property and equipment, net	35,419	34,260
Intangible assets, net	1,017	1,171
Net deferred tax assets, non-current	7,913	4,392
Other assets	9,420	7,624
Total assets	$341,103	$305,646

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,775	$7,517
Accrued payroll and related expenses	11,280	9,606
Accrued taxes	1,456	2,151
Current liabilities of discontinued operations	66	85
Other accrued liabilities	16,234	11,006
Deferred revenue	816	1,415
Warranty reserve	2,253	1,663
Total current liabilities	43,880	33,443
Non-current liabilities:
Deferred revenue	1,524	1,460
Warranty reserve	3,037	2,695
Net deferred tax liabilities	203	234
Notes payable, less current portion	177	278
Other non-current liabilities	1,589	1,312
Total non-current liabilities	6,530	5,979
Total liabilities	50,410	39,422
Commitments and contingencies (Note 13)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2018 and 2017	—	—
Common stock, no par value: 35,000,000 shares authorized; 22,698,000 and 22,540,000 shares issued and outstanding in 2018 and 2017, respectively	147,000	135,932
Retained earnings	143,870	130,304
Accumulated other comprehensive loss	(177)	(12)
Total shareholders' equity	290,693	266,224
Total liabilities and shareholders' equity	$341,103	$305,646

The accompanying notes are an integral part of these consolidated financial statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended March 31,
	2018	2017	2016
Revenues	$244,700	$227,220	$218,901
Cost of revenues	111,091	101,375	95,649
Gross profit	133,609	125,845	123,252
Operating expenses:
Research and development	23,332	19,795	18,388
Sales and marketing	53,291	45,249	42,526
General and administrative	18,331	16,314	15,984
Total operating expenses	94,954	81,358	76,898
Income from operations	38,655	44,487	46,354
Interest and other income (expense), net	4,745	6,625	793
Income from continuing operations before income tax provision	43,400	51,112	47,147
Income tax provision	16,223	18,333	16,073
Income from continuing operations	27,177	32,779	31,074
Discontinued operations (Note 2)
Loss from discontinued operations, net of tax	—	(63)	(3)
Gain on sale of discontinued operations, net of tax	—	—	559
Net income	$27,177	$32,716	$31,630

Net income per share:
Basic
Continuing operations	$1.20	$1.46	$1.37
Discontinued operations	—	(0.01)	0.03
Basic net income per share	$1.20	$1.45	$1.40

Diluted
Continuing operations	$1.17	$1.44	$1.36
Discontinued operations	—	—	0.02
Diluted net income per share	$1.17	$1.44	$1.38

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,672	22,515	22,661
Weighted average common shares outstanding - diluted	23,135	22,797	22,883

Cash dividends declared per share	$0.60	$0.52	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended March 31,
	2018	2017	2016
Net income	$27,177	$32,716	$31,630
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(216)	(8)	2
Tax provision (benefit) on other comprehensive income (loss)	(51)	(3)	1
Other comprehensive income (loss), net of tax	(165)	(5)	1
Comprehensive income	$27,012	$32,711	$31,631

The accompanying notes are an integral part of these consolidated financial statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount
Balances as of March 31, 2015	22,539,000	$132,559	$87,643	$(8)	$220,194
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	190,000	(5,250)	—	—	(5,250)
Warrant exercises	4,000	12	—	—	12
Repurchases of common stock, net	(325,000)	(13,040)	—	—	(13,040)
Dividends to shareholders	—	—	(9,970)	—	(9,970)
Share-based compensation	—	11,114	—	—	11,114
Excess tax benefits from share-based awards and other tax adjustments	—	1,621	—	—	1,621
Net income	—	—	31,630	—	31,630
Other comprehensive income (loss), net of tax	—	—	—	1	1
Balances as of March 31, 2016	22,408,000	127,016	109,303	(7)	236,312
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	132,000	(2,234)	—	—	(2,234)
Dividends to shareholders	—	—	(11,715)	—	(11,715)
Share-based compensation	—	11,126	—	—	11,126
Excess tax benefits from share-based awards and other tax adjustments	—	24	—	—	24
Net income	—	—	32,716	—	32,716
Other comprehensive income (loss), net of tax	—	—	—	(5)	(5)
Balances as of March 31, 2017	22,540,000	135,932	130,304	(12)	266,224
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	158,000	(2,590)	—	—	(2,590)
Dividends to shareholders	—	—	(13,611)	—	(13,611)
Share-based compensation	—	13,658	—	—	13,658
Net income	—	—	27,177	—	27,177
Other comprehensive income (loss), net of tax	—	—	—	(165)	(165)
Balances as of March 31, 2018	22,698,000	$147,000	$143,870	$(177)	$290,693

The accompanying notes are an integral part of these consolidated financial statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$27,177	$32,716	$31,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,006	7,340	6,697
Investment premium amortization, net	1,092	666	1,180
Gain on sale of discontinued operations, net of tax	—	—	(559)
Net loss on disposals of property and equipment	102	115	103
Impairment loss of intangible assets	—	—	13
Foreign exchange (gain) loss	(996)	627	(149)
Share-based compensation expense	13,661	11,079	11,100
Excess tax benefits from share-based awards(1)	—	(330)	(1,621)
Deferred income taxes	2,110	(1,319)	1,317
Equity in net (income) loss of unconsolidated affiliates	254	184	(22)
Gain on sale of equity method investment	(1,181)	(6,053)	—
Changes in assets and liabilities:
Receivables, net	(7,470)	(4,564)	(4,914)
Inventories	(8,181)	(8,184)	74
Prepaid expenses and other current assets	(228)	1,386	(1,912)
Other assets	(1,791)	(5,674)	(1,829)
Accounts payable	4,206	238	(443)
Accrued payroll and related expenses	1,674	1,257	(3,081)
Accrued taxes	(744)	760	(4,065)
Other liabilities	5,428	2,757	(4,848)
Deferred revenue	(535)	(999)	(667)
Warranty reserve	932	1,150	52
Net cash provided by operating activities	43,516	33,152	28,056
Cash flows from investing activities:
Purchases of available-for-sale investments	(109,448)	(4,401)	(2,731)
Purchases of held-to-maturity investments	(50,132)	(52,513)	(61,049)
Proceeds from maturities and redemptions of available-for-sale investments	39,460	4,300	—
Proceeds from maturities and redemptions of held-to-maturity investments	52,798	42,140	48,959
Purchases of property and equipment	(6,046)	(10,171)	(5,185)
Acquisitions, net of cash acquired	—	(785)	(1,131)
Cash paid for investment in unconsolidated affiliate	(1,250)	(2,999)	—
Proceeds from sale of equity method investment	1,181	8,526	—
Proceeds from sale of discontinued operations	—	—	900
Net cash used in investing activities	(73,437)	(15,903)	(20,237)
Cash flows from financing activities:
Tax withholdings related to net share settlements of restricted stock units	(2,590)	(2,234)	(5,250)
Excess tax benefits from share-based awards(1)	—	330	1,621
Repurchases of common stock	—	—	(13,040)
Proceeds from the exercise of warrants	—	—	12
Dividends paid	(13,611)	(11,715)	(9,970)
Net cash used in financing activities	(16,201)	(13,619)	(26,627)
Effect of exchange rate changes on cash and cash equivalents	1,067	(621)	116
Net increase (decrease) in cash and cash equivalents	(45,055)	3,009	(18,692)
Cash and cash equivalents at beginning of year	91,332	88,323	107,015
Cash and cash equivalents at end of year	$46,277	$91,332	$88,323
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$14,498	$16,901	$19,927
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(165)	$(5)	$1
Transfers of equipment between inventory and property and equipment, net	$3,067	$4,549	$987
Net change in capitalized share-based compensation	$(3)	$47	$14
Common stock withheld for employee taxes in connection with share-based compensation	$2,590	$2,234	$5,250
Repayment of notes payable by credits from municipal agency	$101	$101	$101
(1)	The Company adopted Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”), during the first quarter of fiscal 2018. This standard eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statements of cash flows. The Company adopted the guidance prospectively effective April 1, 2017. The adoption of ASU 2016-09 is discussed further in Note 1, “Description of Business and Summary of Significant Accounting Policies.”

The accompanying notes are an integral part of these consolidated financial statements.

ABAXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Abaxis, Inc. (“Abaxis,” the “Company,” “our,” “us,” or “we”) is in the principal business of discovering, developing, manufacturing, marketing and selling of diagnostic products. Our portable blood chemistry analysis systems are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements. We also sell point-of-care diagnostic products, including instruments, consumables and rapid tests to help our customers improve the efficiency and effectiveness of their healthcare operations. We conduct business worldwide and manage our business on the basis of the following two reportable segments: the medical market and the veterinary market. We were incorporated in California in 1989.

Basis of Presentation

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Abaxis and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations. On March 18, 2015, we entered into an Asset Purchase Agreement with Antech Diagnostics, Inc. (“Antech”) pursuant to which we sold substantially all of the assets of our Abaxis Veterinary Reference Laboratories (“AVRL”) business. The sale transaction closed on March 31, 2015. Consequently, we present the financial results of our reference laboratory as a discontinued operation in the consolidated financial statements for all periods presented herein. See Note 2, “Discontinued Operations” for additional information. Unless noted otherwise, all discussions herein with respect to the Company’s audited consolidated financial statements relate to the Company’s continuing operations.

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

Summary of Significant Accounting Policies

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

Realized gains and losses from investments are included in “Interest and other income (expense), net,” computed using the specific identification cost method. We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are determined to be other-than-temporary, if any, are recorded as charges against “Interest and other income (expense), net” in the consolidated statements of income. We did not recognize any impairment loss on investments during fiscal 2018, 2017 or 2016.

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

We sell our products to distributors and direct customers located primarily in North America, Europe and other countries. Credit is extended to our customers and we generally do not require our customers to provide collateral for purchases on credit. Credit risks are mitigated by our credit evaluation process and monitoring the amounts owed to us, taking appropriate action when necessary. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments under sales-type lease agreements with our customers, whereby we retain a security interest in certain of the underlying assets and monitor the amounts owed to us. Collection of receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. We maintain an allowance for doubtful accounts, but historically have not experienced any material losses related to an individual customer or group of customers in any particular industry or geographic area. Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Two distributors accounted for 24% and 20%, respectively, of our total receivable balance as of March 31, 2018. Three distributors accounted for 26%, 13% and 10%, respectively, of our total receivable balance as of March 31, 2017.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments include cash, cash equivalents, investments, receivables, accounts payable and certain other accrued liabilities. The fair value of cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities are valued at their carrying value, which approximates fair value due to their short maturities. See Note 4, “Fair Value Measurements” for further information on fair value measurement of our financial and nonfinancial assets and liabilities.

Inventories. Inventories include material, labor and manufacturing overhead, and are stated at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or net realizable value. Provisions for excess, obsolete and unusable inventories are determined primarily by management’s evaluation of future demand of our products and market conditions. We account for the provisions of excess, obsolete and unusable inventories as a charge to cost of revenues, and a new, lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Investments in Unconsolidated Affiliates. We use the equity method to account for our investments in entities that we do not control investee’s operating and financial policies, but have the ability to exercise significant influence over the investee. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. During fiscal 2018, 2017 and 2016, we recorded our proportionate share of our investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We did not recognize any impairment loss on investments in unconsolidated affiliates during fiscal 2018, 2017 or 2016.

In January 2017, we early adopted Accounting Standards Update (“ASU”) No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”), which eliminates the requirement that an investor retrospectively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for use of the equity method. See Note 6, “Investments in Unconsolidated Affiliates” for further information on investments in unconsolidated affiliates.

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

Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines. We did not capitalize interest on constructed assets during fiscal 2018, 2017 or 2016 due to immateriality.

Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers. Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years. Depreciation expense related to these instruments is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used. Proceeds from the sale of evaluation units are recorded as revenue. Transfers of equipment between inventory to property and equipment, net, during fiscal 2018, 2017 and 2016 were $3.1 million, $4.5 million and $1.0 million, respectively.

Intangible Assets. Intangible assets as of March 31, 2018 and 2017, consisted of customer relationships acquired in our fiscal 2015 acquisition of QCR, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly.

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During fiscal 2018, 2017 and 2016, we recognized impairment charges on consolidated long-lived assets of $0, $0 and $13,000, respectively.

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

For our selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables or service agreements, revenue is recognized upon delivery of the product or performance of the service during the term of the service contract when the basic revenue recognition criteria, as described above, are met for each element. We allocate revenues to each element based on the relative selling price of each deliverable. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

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

The present value of lease receivables, including accrued interest, was $11.8 million and $9.1 million, as of March 31, 2018 and 2017, respectively. Our current and non-current lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our consolidated balance sheets. Revenue from sales-type lease arrangements is recognized upon shipment of the products to the customer, assuming all other revenue recognition criteria have been met. Revenue from sales-type leases is presented as product revenue. Interest income is recognized monthly over the lease term using the effective-interest method.

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

Royalty Revenues. Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. Royalty revenues were not significant in fiscal 2018, 2017 and 2016.

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

Advertising Expenses. Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred. Advertising expenses in the consolidated statements of income were $0.5 million, $0.7 million and $0.7 million for fiscal 2018, 2017 and 2016, respectively.

Income Taxes. We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be recovered.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2018 and 2017, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. For fiscal 2018, 2017 and 2016, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2018 and 2017, we had no accrued interest or penalties.

See Note 18, “Income Taxes” for the impact of the U.S. Tax Cuts and Jobs Act (“the Tax Act”) enacted on December 22, 2017.

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

The treasury stock method assumes that proceeds, including the total unrecognized compensation expense for unvested share-based compensation awards and, prior to our adoption of the new accounting standard related to share-based compensation on April 1, 2017, the tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. Dilutive potential common shares outstanding include outstanding restricted stock units and warrants.

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

Foreign Currency. The U.S. dollar is the functional currency for our international subsidiaries. Foreign currency transactions of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and (losses), which were included in “Interest and other income (expense), net” on the consolidated statements of income and were $1.0 million, $(0.6 million), and $0.1 million for fiscal 2018, 2017 and 2016, respectively.

Recently Adopted Accounting Pronouncements

Simplifying the Measurement of Inventory: In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendment, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this guidance as of April 1, 2017, the required effective date. The adoption of this standard did not have a significant impact on our consolidated financial statements.

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)” (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as non-current in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and non-current amounts. As of April 1, 2017, we adopted ASU 2015-17 on a prospective basis. The adoption of this accounting standard resulted in the reclassification of current net deferred tax assets to noncurrent net deferred tax assets on the consolidated balance sheets for fiscal 2018. Other than this reclassification, the adoption of this standard did not have any other significant impact on our consolidated financial statements.

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

As of April 1, 2017, we adopted the applicable provisions of ASU 2016-09 as follows:

•	The guidance requires excess tax benefits and tax deficiencies to be recorded as income tax benefit or expense in the consolidated statement of income when the awards vest or are settled, and eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the statement of cash flows. We adopted the guidance prospectively effective April 1, 2017 and have not revised the classification of the excess tax benefits in the prior year’s consolidated statements of cash flows. Amounts previously recorded to additional paid-in capital related to windfall tax benefits prior to April 1, 2017 remain in shareholders’ equity.
•	The guidance eliminates the requirement that excess tax benefits must be realized (through a reduction in income taxes payable) before companies can recognize them. We have applied the modified retrospective transition method upon adoption. There were no unrecognized excess tax benefits prior to the adoption; therefore, there was no cumulative effects recorded to retained earnings as a result of the adoption.

We also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by ASU 2016-09. The amount of excess tax benefits and deficiencies recognized in our income tax provision in our consolidated statement of income will fluctuate from period to period based on our future stock price in relation to the fair value of stock awards on the grant date, our future grants of stock awards and the volume of stock awards settled or vested. The impact of the tax benefits related to share-based payments may be material and may vary significantly each quarter based on the timing of actual settlement and vesting activity. The tax effects of vested awards are treated as discrete items in the reporting period in which they occur.

Investments – Equity Method and Joint Ventures: In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”). The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. We elected to early adopt ASU 2016-07 effective January 1, 2017. The impact of this amendment on our consolidated financial statements was not significant. See Note 6, “Investments in Unconsolidated Affiliates” for information on equity method investments.

Recent Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 606, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. The new guidance allows for the standard and all subsequent amendments to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative effect adjustment as of the date of adoption. We will adopt the guidance of ASU 2014-09 as of April 1, 2018, the required effective date using the modified retrospective method by recognizing the cumulative effect in equity at the date of initial application.

We have established a transition team to implement the guidance related to the recognition of revenue from contracts with customers. We are finalizing the process of assessing our customer contracts, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized in comparison with current guidance, as well as assessing internal controls over financial reporting and the enhanced disclosure requirements of the new guidance. Under the new guidance, the terms of our customer contracts may impact the timing of revenue recognition.

Our revenue is primarily generated from upon shipment of the products to distributors or end customers, which will continue to be recognized when goods are shipped. We expect the new revenue guidance will require us to delay revenue recognition for certain of our customer programs offered. Under the new guidance we expect to defer an increased portion of revenue related to instruments under programs that provide sales discounts or rebate incentives representing a material right to discount on future purchases. Upon adoption of the new guidance, we expect to recognize an adjustment of approximately $5.8 million of decrease to retained earnings reflecting the cumulative impact of our existing customer contracts with commitments over a period of 1-7 years.

Recognition and Measurement of Financial Assets and Financial Liabilities: In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10)” (“ASU 2016-01”), which changes accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, it clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We plan to adopt ASU 2016-01 beginning in the first quarter of fiscal 2019, the required effective date and do not expect this guidance to have a significant impact on our consolidated financial statements.

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

Financial Instruments - Credit Losses: In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”), which will change the impairment model for most financial assets and require additional disclosures. The amended guidance requires financial assets that are measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets. The amended guidance also requires us to consider historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount in estimating credit losses. We plan to adopt ASU 2016-13 beginning in the first quarter of fiscal 2019, the required effective date and do not expect this guidance to have a significant impact on our consolidated financial statements.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments: In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), to provide clarification on cash flow classification related to eight specific issues including contingent consideration payments made after a business combination and distributions received from equity method investees. We plan to adopt ASU 2016-15 beginning in the first quarter of fiscal 2019, the required effective date and do not expect this guidance to have a significant impact on our consolidated financial statements.

Compensation - Stock Compensation: In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), to clarify when to account for a change to the terms or conditions of a share-based award, considered a modification. Modification accounting would be applied unless certain conditions were met related to the fair value of the award, the vesting conditions and the classification of the modified award. The standard should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for us beginning in the first quarter of fiscal year 2019 and we do not expect this guidance to have a significant impact on our consolidated financial statements.

NOTE 2. DISCONTINUED OPERATIONS

On March 18, 2015, we entered into an asset purchase agreement (“APA”) with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The total purchase price under the APA was $21.0 million in cash. In connection with the sale of our AVRL business, during the fourth quarter of fiscal 2015, we received $20.1 million in cash proceeds and we recognized a pre-tax gain of $12.3 million ($7.7 million after-tax) on the sale of discontinued operations during fiscal 2015. The pre-tax gain on this sale in fiscal 2015 reflects the excess of the sum of the cash proceeds received over the costs incurred in connection with the sale of AVRL. During the fourth quarter of fiscal 2016, we recorded a pre-tax gain of $0.9 million ($0.6 million, after-tax), as a gain on sale of discontinued operations, upon meeting certain conditions by the first anniversary of the closing date in March 2016. In accordance with the accounting guidance, the AVRL business represents a separate asset group and the sale of assets in this business qualifies as a discontinued operation.

The results from discontinued operations were as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Discontinued operations:
Revenues	$698	$713	$760
Cost of revenues	698	713	985
Gross profit (loss)	—	—	(225)
Operating expenses	—	101	(91)
Other income (expense), net	—	—	127
Loss before income tax provision	—	(101)	(7)
Income tax benefit	—	(38)	(4)
Net loss of discontinued operations	$—	$(63)	$(3)
Gain on sale of discontinued operations, net of tax	$—	$—	$559

The current assets and liabilities of discontinued operations were as follows (in thousands):

	March 31,
	2018	2017
Receivables, net	$42	$66
Total current assets of discontinued operations	$42	$66
Other current liabilities	$66	$85
Total current liabilities of discontinued operations	$66	$85

NOTE 3. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of March 31, 2018 and 2017 (in thousands):

	Available-for-Sale Investments
March 31, 2018	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Commercial paper	$9,263	$—	$(12)	$9,251
Corporate bonds	66,868	—	(220)	66,648
Municipal bonds	654	—	(4)	650
Total available-for-sale investments	$76,785	$—	$(236)	$76,549
	Held-to-Maturity Investments
March 31, 2018	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$9,914	$—	$(22)	$9,892
Corporate bonds	52,938	—	(325)	52,613
Municipal bonds	345	1	—	346
Total held-to-maturity investments	$63,197	$1	$(347)	$62,851
	Available-for-Sale Investments
March 31, 2017	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Corporate bonds	$6,381	$—	$(4)	$6,377
Municipal bonds	678	—	(16)	662
Total available-for-sale investments	$7,059	$—	$(20)	$7,039
	Held-to-Maturity Investments
March 31, 2017	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$3,735	$1	$(1)	$3,735
Commercial paper	5,588	—	(3)	5,585
Corporate bonds	57,009	—	(186)	56,823
Municipal bonds	361	—	(1)	360
Total held-to-maturity investments	$66,693	$1	$(191)	$66,503

The amortized cost of our held-to-maturity investments approximates their fair value. As of March 31, 2018 and 2017, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of March 31, 2018 and 2017, we had unrealized losses on available-for-sale investments, net of related income taxes of $0.2 million and $12,000, respectively. Redemptions of investments in accordance with the callable provisions during fiscal 2018, 2017 and 2016 were $0.9 million, $0 and $0, respectively.

Redemptions of investments in accordance with the callable provisions during fiscal 2018, 2017 and 2016 were $0.9 million, $0 and $0, respectively. As of March 31, 2018 and 2017, we had unrealized losses on available-for-sale investments, net of related income taxes of $0.2 million and $12,000, respectively. The amortized cost of our held-to-maturity investments approximates their fair value.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of March 31, 2018 and 2017 (in thousands):

	March 31, 2018		March 31, 2018
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$70,625	$70,429	$50,077	$49,902
Due in 1 to 3 years	6,160	6,120	13,120	12,949
Total investments	$76,785	$76,549	$63,197	$62,851
	March 31, 2017		March 31, 2017
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,381	$6,377	$45,184	$45,124
Due in 1 to 3 years	678	662	21,509	21,379
Total investments	$7,059	$7,039	$66,693	$66,503

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 31, 2018 and 2017, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$8,899	$(19)	$993	$(3)	$9,892	$(22)
Commercial paper	9,251	(12)	—	—	9,251	(12)
Corporate bonds	98,173	(395)	21,088	(150)	119,261	(545)
Municipal bonds	—	—	650	(4)	650	(4)
Total investments in an unrealized loss position	$116,323	$(426)	$22,731	$(157)	$139,054	$(583)
	As of March 31, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Certificates of deposit	$2,738	$(1)	$—	$—	$2,738	$(1)
Commercial paper	2,989	(3)	—	—	2,989	(3)
Corporate bonds	44,387	(177)	16,108	(13)	60,495	(190)
Municipal bonds	1,021	(17)	—	—	1,021	(17)
Total investments in an unrealized loss position	$51,135	$(198)	$16,108	$(13)	$67,243	$(211)

We periodically review our investments for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During fiscal 2018, 2017 and 2016, we did not recognize any other-than-temporary impairment loss. As of March 31, 2018 and 2017, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.

NOTE 4. FAIR VALUE MEASUREMENTS

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of March 31, 2018 and 2017 (in thousands):

	As of March 31, 2018
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$590	$—	$—	$590
Available-for-sale investments:
Commercial paper	—	9,251	—	9,251
Corporate bonds	—	66,648	—	66,648
Municipal bonds	—	650	—	650
Total assets at fair value	$590	$76,549	$—	$77,139
	As of March 31, 2017
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$584	$—	$—	$584
Available-for-sale investments:
Corporate bonds	—	6,377	—	6,377
Municipal bonds	—	662	—	662
Total assets at fair value	$584	$7,039	$—	$7,623

As of March 31, 2018 and 2017, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of March 31, 2018 and 2017, our Level 2 financial assets primarily consisted of commercial paper, corporate bonds and municipal bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of March 31, 2018 and 2017, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during fiscal 2018, 2017 and 2016.

NOTE 5. INVENTORIES

Components of inventories at March 31, 2018 and 2017 were as follows (in thousands):

	March 31,
	2018	2017
Raw materials	$17,811	$16,567
Work-in-process	7,173	4,212
Finished goods	19,137	18,231
Inventories	$44,121	$39,010

NOTE 6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. In August 2016, we sold our 15% equity ownership interest in SMB in connection with Zoetis Inc.’s acquisition of SMB. The total purchase price paid to us for our equity method investment in SMB was approximately $9.7 million in cash, subject to a holdback for certain adjustments that may occur. The holdback payment was expected to be released 18 months following the closing date. In connection with the sale, we received an initial cash payment of $8.5 million and recorded a pre-tax gain of $6.1 million ($3.8 million after tax) on the sale of our equity method investment during the quarter ended September 30, 2016. The holdback payment of $1.2 million was released in full in February 2018. Our allocated portions of SMB’s net income (loss) during fiscal 2018, 2017 and 2016, were $0, $(34,000) and $22,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the consolidated statements of income. As of March 31, 2018 and 2017, the carrying value of our equity method investment in SMB was $0.

In June 2016, we invested a total of $3.0 million in a privately-held company. Our investment was initially recorded under the cost method as we did not exercise significant influence over the privately-held company’s operating or financial activities. The carrying value of our cost method investment was reviewed quarterly for changes in circumstances or the occurrence of events that suggest our investment may not be recoverable. The fair value of cost method investments was not adjusted if there were no identified events or changes in circumstances that may have a material adverse effect on the fair value of the investment.

In January 2017, we entered into a letter agreement with the privately-held company to commence chemistry development activities for us using its intellectual product and technology. In March 2018, we entered into a new letter agreement with the privately-held company and any obligation to the privately-held company is contingent upon the achievement of certain development milestones. Beginning in January 2017 we accounted for our investment in the privately-held company using the equity method on a prospective basis based on our early adoption of ASU 2016-07 as a result of our ability to exercise significant influence over operating and financial policies in our investment, which we do not control. In January 2018, we invested an additional $1.2 million with the privately-held company, resulting in an aggregate equity ownership interest of 32%. As of March 31, 2018 and 2017, the carrying value of our equity method investment in this privately-held company was $3.8 million and $2.9 million, respectively. Our allocated portion of net loss in our equity method investment in the privately-held company during the fiscal 2018 and 2017, was $0.3 million and $0.2 million, respectively. Our proportionate share of the privately-held company’s net income or loss is recorded in “Interest and other income (expense), net” on the consolidated statements of income.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2018 and 2017 consisted of the following (in thousands):

	March 31,
	2018	2017
Property and equipment at cost:
Machinery and equipment	$47,337	$41,874
Furniture and fixtures	4,383	4,149
Computer equipment	8,325	7,882
Building and leasehold improvements	15,229	14,871
Construction in progress	9,238	9,815
	84,512	78,591
Accumulated depreciation and amortization	(49,093)	(44,331)
Property and equipment, net	$35,419	$34,260

Depreciation and amortization expense for property and equipment amounted to $7.9 million, $7.2 million and $6.5 million in fiscal 2018, 2017 and 2016, respectively.

NOTE 8. INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2018 and 2017 consisted of the following (in thousands):

	Balance, March 31, 2018
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,535	$518	$1,017
Total intangible assets	$1,535	$518	$1,017
	Balance, March 31, 2017
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$1,535	$364	$1,171
Total intangible assets	$1,535	$364	$1,171

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

Amortization expense for intangible assets from continuing operations, included in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used, amounted to $0.2 million, $0.2 million and $0.2 million in fiscal 2018, 2017 and 2016, respectively. Based on our intangible assets subject to amortization as of March 31, 2018, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2019	2020	2021	2022	2023	Thereafter
Amortization expense	$1,017	$154	$154	$154	$154	$154	$247

NOTE 9. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following (in thousands):

	March 31,
	2018	2017
Non-current lease receivables	$9,289	$7,476
Other assets	131	148
Total other non-current assets	$9,420	$7,624

Non-current lease receivables represent sales-type leases resulting from the sale of our products and are typically collateralized by a security interest in certain of the underlying assets. Starting in fiscal 2016, we entered into sales contracts as the lessor of instruments with end users for monthly payments of instrument and consumable purchases over a term of six years. As of March 31, 2018, the current and non-current portion of lease receivables, including accrued interest, was $2.5 million and $9.3 million, respectively, and as of March 31, 2017, the current and non-current portion of lease receivables, including accrued interest, was $1.7 million and $7.5 million, respectively. Our short-term and long-term lease receivables are recorded within “Receivables” and “Other Assets,” respectively, on our consolidated balance sheets. Interest income is recognized monthly over the lease term using the effective-interest method.

Future minimum lease payments to us on lease receivables as of March 31, 2018 is summarized as follows (in thousands):

Fiscal Year	Amount
2019	$2,471
2020	2,475
2021	2,445
2022	2,447
2023	1,554
Thereafter	368
Total	11,760
Less: Current portion	(2,471)
Non-current lease receivable	$9,289

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

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. For fiscal 2018, 2017 and 2016, the provision for warranty expense related to replacement of defective reagent discs was $0.5 million, $0.4 million and $0.4 million, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at March 31, 2018 and 2017 was $0.7 million and $0.6 million, respectively, which was classified as a current liability on the consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during fiscal 2018, 2017 and 2016 is summarized as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Balance at beginning of period	$4,358	$3,208	$3,156
Provision for warranty expense	3,195	2,621	1,615
Warranty costs incurred	(2,263)	(1,471)	(1,340)
Adjustment to pre-existing warranties	—	—	(223)
Balance at end of period	5,290	4,358	3,208
Non-current portion of warranty reserve	3,037	2,695	1,927
Current portion of warranty reserve	$2,253	$1,663	$1,281

NOTE 11. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of March 31, 2018, our short-term and long-term notes payable balances were $0.1 million and $0.2 million, respectively, and as of March 31, 2017, our short-term and long-term notes payable balances were $0.1 million and $0.3 million, respectively. The short-term balance was recorded in “Other accrued liabilities” on the consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2018.

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

NOTE 12. OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities at March 31, 2018 and 2017 consisted of the following (in thousands):

	March 31,
	2018	2017
Accrued liabilities for customer sales incentive programs	$11,710	$7,181
Other current accrued liabilities	4,524	3,825
Total other current accrued liabilities	$16,234	$11,006

As of March 31, 2018 and 2017, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors or end-users for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes and professional costs.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2018, our contractual obligations for our operating lease obligations for succeeding years are as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$26,265	$3,452	$3,372	$3,182	$3,160	$3,231	$9,868

Our operating lease obligations comprised our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2018 through fiscal 2026. Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2026. The monthly rental payments on principal facilities lease increase based on a predetermined schedule and accordingly, we recognize rent expense on a straight-line basis over the life of the lease. Rent expense from continuing operations under operating leases was $3.3 million, $2.9 million and $2.3 million for fiscal 2018, 2017 and 2016, respectively. Rent expense from discontinued operations under operating leases was $0, $12,000, and $0 for fiscal 2018, 2017 and 2016, respectively.

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $21.9 million as of March 31, 2018. These purchase order commitments primarily include our purchase obligations to purchase from Diatron of Hungary through fiscal 2020.

See Note 6, “Investments in Unconsolidated Affiliates” for information on commitments due in connection with our investment in a privately-held company.

Litigation

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 14. EMPLOYEE BENEFIT PLAN

We have established the Abaxis 401(k) Plan (the “401(k) Plan”), a tax deferred savings plan, for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. We may make quarterly contributions to the 401(k) Plan at the discretion of our Board of Directors either in cash or in common stock. Our matching contributions, on a consolidated basis, to the 401(k) Plan totaled $0.7 million, $0.5 million and $0.7 million in fiscal 2018, 2017 and 2016, respectively. In fiscal 2018, 2017 and 2016, our matching contributions were made in cash. We did not have any matching contributions in the form of common stock in fiscal 2018, 2017 and 2016.

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

As of March 31, 2018, the 2014 Plan provided for the issuance of a maximum of 2,612,409 shares, of which 990,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

We issue new shares of common stock from our authorized shares for share-based awards upon the vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units for fiscal 2018, 2017 and 2016, which is included in our consolidated statements of income (in thousands, except per share data):

	Year Ended March 31,
	2018	2017	2016
Cost of revenues(1)	$1,505	$1,453	$1,261
Research and development	2,909	2,349	2,056
Sales and marketing(2)	4,439	2,851	3,189
General and administrative	4,808	4,426	4,594
Share-based compensation expense before income taxes	13,661	11,079	11,100
Income tax benefit	(4,270)	(3,834)	(3,903)
Total share-based compensation expense after income taxes	$9,391	$7,245	$7,197
Net impact of share-based compensation on:
Basic net income per share	$0.41	$0.32	$0.32
Diluted net income per share	$0.41	$0.32	$0.31
(1)	Cost of revenues reported in the table include share-based compensation expense from continuing and discontinued operations. Share-based compensation expense included in cost of revenues from continuing operations during fiscal 2018, 2017 and 2016, was $1.5 million, $1.5 million and $1.1 million, respectively, and from discontinued operations during fiscal 2018, 2017 and 2016, was $0, $0 and $0.1 million, respectively.
(2)	Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. Share-based compensation expense included in sales and marketing expenses from continuing operations during fiscal 2018, 2017 and 2016 was $4.4 million, $2.9 million and $3.0 million, respectively, and from discontinued operations during fiscal 2018, 2017 and 2016 was $0, $0 and $0.2 million, respectively.

Share-based compensation has been classified in the consolidated statements of income or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of March 31, 2018, 2017 and 2016 were $0.2 million, $0.2 million and $0.1 million, respectively, which were included in “Inventories” on our consolidated balance sheets. The income tax benefit for fiscal 2018 includes the reduction of the United States federal tax rate from 35% to 21% as a result of the Tax Act enacted on December 22, 2017 resulting in a blended federal rate during fiscal 2018. The income tax rate in the income tax benefit was 31%, 35% and 35%, during fiscal 2018, 2017 and 2016, respectively.

Prior to April 1, 2017, cash flows resulting from excess tax benefits were classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for fiscal 2017 and 2016 were $0.3 million and $1.6 million, respectively.

During the first quarter of fiscal 2018, we adopted ASU 2016-09, and as a result of adoption, during fiscal 2018 we recognized $0.3 million of excess tax benefits related to share-based payments in our income tax provision. These items were historically recorded in common stock. In addition, effective April 1, 2017, cash flows related to excess tax benefits are classified as an operating activity along with other income tax cash flows, and as a result, were classified as such during fiscal 2018. Our compensation expense each period continues to reflect estimated forfeitures.

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

The fair value of RSUs used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the RSU awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of March 31, 2018, the total unrecognized compensation expense related to RSU awards granted amounted to $19.9 million, which is expected to be recognized over a weighted average service period of 2.0 years.

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

In fiscal 2016, 2017 and 2018, the Compensation Committee approved the grant of PSUs described below. The PSUs granted in fiscal 2016 and 2017 (except for the FY2017 PSUs granted to Mr. Severson, as described below) vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

For the remaining 68,000 shares of common stock of the FY2017 PSUs, we evaluated the modification of the performance conditions for the FY2017 PSUs and determined it was a Type I modification or “Probable to Probable” pursuant to ASC 718. Accordingly, we recorded share-based compensation expense during fiscal 2017, ratably, beginning on the original grant date over the vesting terms of the PSUs, as we determined that the performance targets approved by the Compensation Committee in April 2016 would be met. For the FY2017 PSUs, we determined that the performance targets were met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs.

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

The aggregate estimated grant date fair value of the FY2018 PSUs was $6.3 million based on the closing market price of our common stock on the date of grant. For the FY2018 PSUs, we have determined that the performance targets have been met and accordingly, we recorded share-based compensation expense ratably over the vesting terms of the PSUs.

Fiscal 2019 Performance RSUs. In April 2018, the Compensation Committee approved the grant of PSUs for 137,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2019 PSUs”).

•	50% of the shares subject to an award vest in full upon achieving 95% of a consolidated income from continuing operations before income tax provision target and continuous service until the third anniversary of the date of grant; and
•	50% of the shares subject to an award vest in full upon achieving 95% of a consolidated income from continuing operations before income tax provision target and continuous service until the fourth anniversary of the date of grant.

The aggregate estimated grant date fair value of the FY2019 PSUs was $9.1 million based on the closing market price of our common stock on the date of grant.

As of March 31, 2018, the total unrecognized compensation expense related to PSU awards granted and expected to vest amounted to $8.0 million, which is expected to be recognized over a weighted average service period of 1.4 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2018, 2017 and 2016:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested as of March 31, 2015	679,000	$36.08	148,000	$40.82
Granted	188,000	52.90	187,000	55.08
Vested(2)	(288,000)	30.06	—	—
Canceled and forfeited	(55,000)	36.48	(24,000)	55.08
Unvested as of March 31, 2016	524,000	$36.08	311,000	$40.82
Granted	207,000	46.05	152,000	44.54
Vested(2)	(156,000)	41.57	(24,000)	40.82
Canceled and forfeited	(40,000)	47.02	—	—
Unvested as of March 31, 2017	535,000	$46.62	439,000	$47.40
Granted	241,000	46.41	137,000	45.84
Vested(2)	(151,000)	43.44	(62,000)	40.82
Canceled and forfeited	(6,000)	46.99	—	—
Unvested as of March 31, 2018	619,000	$47.31	514,000	$47.78
(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during fiscal 2018, 2017 and 2016 was $10.0 million, $8.3 million and $15.3 million, respectively.

The total grant date fair value of restricted stock units vested during fiscal 2018, 2017 and 2016 was $9.1 million, $7.5 million and $8.6 million, respectively.

NOTE 16. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and July 2016, our Board of Directors authorized the repurchase of up to a total of $97.3 million of our common stock. In October 2017, our Board of Directors approved a $21.0 million increase to our existing share repurchase program. As of March 31, 2018, $75.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through March 31, 2018, we have repurchased 1.6 million shares of our common stock at a total cost of $43.3 million, including commission expense. During fiscal 2018 and 2017, we did not repurchase any shares of our common stock. During fiscal 2016, we repurchased 325,000 shares of our common stock at a total cost of $13.0 million and an average per share cost including commission expense of $40.18. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During fiscal 2018, 2017 and 2016 our total quarterly dividend payout was $13.6 million, $11.7 million and $10.0 million, respectively, and were made from retained earnings. See Note 21, “Summary of Quarterly Data (Unaudited)” for further information on quarterly dividends declared on our common stock during the past two fiscal years.

See Note 23, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after March 31, 2018.

Common Stock Warrants

As of March 31, 2018, 2017 and 2016, there were no warrants outstanding. As of March 31, 2015, there were warrants to purchase 4,000 shares of common stock outstanding at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. During fiscal 2016, we issued 4,000 shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. During fiscal 2018 and 2017, we did not issue any shares of common stock pursuant to the exercise of vested warrants.

NOTE 17. NET INCOME PER SHARE

The computations for basic and diluted net income from continuing and discontinued operations per share are as follows (in thousands, except share and per share data):

	Year Ended March 31,
	2018	2017	2016
Income from continuing operations	$27,177	$32,779	$31,074
Loss from discontinued operations, net of tax	—	(63)	(3)
Gain on sale of discontinued operations, net of tax	—	—	559
Net income	$27,177	$32,716	$31,630

Weighted average common shares outstanding:
Basic	22,672,000	22,515,000	22,661,000
Effect of dilutive securities:
Restricted stock units	463,000	282,000	221,000
Warrants	—	—	1,000
Diluted	23,135,000	22,797,000	22,883,000

Net income per share:
Basic
Continuing operations	$1.20	$1.46	$1.37
Discontinued operations	—	(0.01)	0.03
Basic net income per share	$1.20	$1.45	$1.40

Diluted
Continuing operations	$1.17	$1.44	$1.36
Discontinued operations	—	—	0.02
Diluted net income per share	$1.17	$1.44	$1.38

For our PSUs, if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. The performance criteria for our PSUs related to FY2018 PSUs, FY2017 PSUs and FY2016 PSUs were achieved during the applicable performance period, fiscal 2018, 2017 and 2016, respectively, and accordingly, the dilutive effect of the shares were included in the computation of diluted weighted average shares outstanding.

Warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the warrants is greater than the average market price of our common stock during the period because the inclusion of these warrants would be antidilutive to net income per share. There were no warrants excluded from the computation of diluted weighted average shares outstanding during fiscal 2018, 2017 and 2016.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share.

	Year Ended March 31,
	2018	2017	2016
Weighted average number of shares underlying antidilutive restricted stock units	—	2,000	92,000

NOTE 18. INCOME TAXES

The components of our income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Continuing operations:
United States	$38,507	$48,069	$43,885
Foreign	4,893	3,043	3,262
Total - continuing operations	$43,400	$51,112	$47,147
Discontinued operations:
United States	$—	$(101)	$893

The components of our income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Continuing operations:
Current:
Federal	$11,423	$16,629	$13,204
State	1,243	2,237	1,562
Foreign	1,448	841	1,290
Total current income tax provision	14,114	19,707	16,056
Deferred:
Federal	2,698	(1,126)	178
State	(558)	(192)	(128)
Foreign	(31)	(56)	(33)
Total deferred income tax provision (benefit)	2,109	(1,374)	17
Total income tax provision - continuing operations	$16,223	$18,333	$16,073

Discontinued operations and gain on sale of discontinued operations:
Current:
Federal	$—	$(35)	$(835)
State	—	(3)	(69)
Total current income tax benefit	—	(38)	(904)
Deferred:
Federal	—	—	1,146
State	—	—	95
Total deferred income tax benefit	—	—	1,241
Total income tax provision (benefit) - discontinued operations and gain on sale of discontinued operations	$—	$(38)	$337

The income tax provision from continuing operations differs from the amount computed by applying the federal statutory income tax rate to income from continuing operations before income tax provision as follows (in thousands):

	Year Ended March 31,
	2018	2017	2016
Continuing operations:
Income taxes at federal income tax rate	$13,674	$17,889	$16,502
State income taxes, net of federal benefits	364	1,284	917
Non-deductible compensation	326	549	543
Research and development tax credits	(492)	(410)	(607)
Tax-exempt interest income	(3)	(1)	(2)
Qualified production activities income benefit	(599)	(910)	(761)
Federal rate change(1)	3,539	—	—
Other	(586)	(68)	(519)
Total income tax provision from continuing operations	$16,223	$18,333	$16,073
(1)	The federal rate change is due to the impact of the Tax Act.

The difference between the effective tax rate and the federal income tax rate is as follows:

	Year Ended March 31,
	2018	2017	2016
Continuing operations:
Income taxes at federal income tax rate(1)	31.5%	35.0%	35.0%
State income taxes, net of federal benefits	0.8%	2.5%	2.0%
Non-deductible compensation	0.8%	1.1%	1.1%
Research and development tax credits	(1.1)%	(0.8)%	(1.3)%
Qualified production activities income benefit	(1.4)%	(1.8)%	(1.6)%
Federal rate change	8.2%	0.0%	0.0%
Other	(1.4)%	(0.1)%	(1.1)%
Effective tax rate	37.4%	35.9%	34.1%
(1)	As of January 1, 2018, the U.S. federal corporate tax rate decreased from 35% to 21%, resulting in a blended statutory tax rate of 31.5% for fiscal 2018.

On December 22, 2017, the Tax Act was enacted into law making significant changes to the U.S. income tax system. The Tax Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018, eliminates the federal benefit for qualified production activities, expands the deduction limitation for executive compensation and interest expense, creates a territorial system which will generally allow companies to repatriate future foreign earnings without incurring additional U.S. income taxes, subjects foreign earnings on which U.S. income tax is currently deferred to a one time transition tax and creates an incentive for U.S. companies to sell goods and services abroad. The Tax Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein U.S. tax is imposed, subject to offset by foreign tax credits, on income earned by foreign subsidiaries in excess of a deemed return on tangible assets of foreign corporations which applies after the fiscal year ending March 31, 2018. Because of the complexity of the new provisions, we are continuing to evaluate how the provisions will be accounted for under GAAP wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules or (ii) account for GILTI in our measurement of deferred taxes. The decrease in the U.S. federal corporate tax rate from 35% to 21% results in a blended statutory tax rate of 31.5% for the fiscal year ended March 31, 2018.

The Company’s income tax provision and effective tax rate during fiscal 2018 was impacted by the Tax Act. As a result of the Tax Act, the Company made an additional estimated provision of $3.4 million in fiscal 2018, of which $2.9 million was recorded in the third quarter of fiscal 2018 and $0.5 million in the fourth quarter of fiscal 2018 for income tax resulting from the enactment of the Tax Act. The dollar decrease in the income tax provision during fiscal 2018, as compared to the same period last year, was attributable to lower pre-tax income and the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5%, partially offset by a one-time non-cash charge of $3.4 million due to a reduction in deferred tax assets as a result of the reduction of the federal tax rate from 35% to 21% effective January 1, 2018. The increase in the effective tax rate during fiscal 2018, as compared to the same period last year, was primarily attributable to an additional provision for income tax resulting from the enactment of the Tax Act during fiscal 2018, as described above. The increase in the effective tax rate was partially offset by the reduction of the U.S. federal rate from 35% to a blended statutory tax rate of 31.5%, a lower effective state rate, higher foreign tax credits and the recognition of excess tax benefits as a component of income taxes in fiscal 2018 pursuant to ASU 2016-09, which we adopted effective the first quarter of fiscal 2018.

Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. In December 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed on December 22, 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118. The Company’s provision for income taxes during fiscal 2018 is based on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company estimates it will incur no transition tax and has recorded a one-time non-cash charge of $3.4 million due to an estimated reduction in deferred tax assets as a result of the reduction of the federal rate from 35% to 21%. The computation of the transition tax could be impacted by further interpretations from the U.S. and state governments and regulatory organizations. The reduction of the deferred tax assets may be impacted by changes in the timing for the reversal of existing deferred tax assets and liabilities. Given the complexity of Tax Act, we may be refining our estimates of these provisional amounts as further guidance is issued from the U.S. Treasury, the SEC and the FASB.

Prior to the reporting period in which the Tax Act was enacted, our policy was to reinvest earnings of their foreign subsidiaries unless such earnings are subject to U.S. taxation. As of March 31, 2018, there were no significant foreign earnings that have not been subject to U.S. taxation. We do not have sufficient information available to finalize our analysis of the impact of the Tax Act on our repatriation policy, and therefore, the policy has not changed as of March 31, 2018. We expect to finalize our analysis during the quarter ending June 30, 2018 which may include a change in our repatriation policy.

Deferred Taxes

The following table presents the breakdown between current and non-current net deferred tax assets and liabilities (in thousands):

	March 31,
	2018	2017
Deferred tax assets, current	$—	$5,644
Deferred tax assets, non-current	7,913	4,392
Deferred tax liabilities, non-current	(203)	(234)
Total net deferred tax assets	$7,710	$9,802

Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2018	2017
Deferred tax assets:
Research and development tax credit carryforwards	$1,218	$917
Capitalized research and development	10	45
Inventory reserves	348	598
Deferred revenue from extended maintenance agreements	550	1,074
Warranty reserves	1,282	1,659
Accrued payroll and other accrued expenses	1,192	1,715
Share-based compensation	4,014	4,753
Alternative minimum tax credits	24	24
Tax on deferred intercompany profit	1,085	1,221
Other	595	696
Total deferred tax assets	10,318	12,702
Deferred tax liabilities:
Depreciation	(2,317)	(2,518)
Other	(291)	(382)
Total deferred tax liabilities	(2,608)	(2,900)
Net deferred tax assets	$7,710	$9,802

During the first quarter of fiscal 2018, we adopted ASU 2016-09, and as a result of adoption, during fiscal 2018 we recognized $0.3 million of excess tax benefits related to share-based payments in our income tax provision. These items were historically recorded in common stock. Prior to April 1, 2017, cash flows resulting from excess tax benefits were classified as a part of cash flows from financing activities. During fiscal 2017 and 2016, we recognized $24,000 and $1.6 million, respectively, of tax deductions related to share-based compensation, on a consolidated basis, in excess of recognized share-based compensation expense (“excess benefits”) that was recorded to shareholders’ equity. We recorded excess benefits to shareholders’ equity when the benefits result in a reduction in cash paid for income taxes.

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2018 and 2017, we did not have a valuation allowance.

As of March 31, 2018, we had no federal or California net operating loss carryforwards. As of March 31, 2018, our California research and development tax credit carryforwards were $1.5 million. The California research and development tax credit will carryforward indefinitely.

Unrecognized Tax Benefits

During fiscal 2018, 2017 and 2016, we did not recognize any interest and penalties related to unrecognized tax benefits.

We file income tax returns in the U.S. federal jurisdiction, Germany, United Kingdom, Hong Kong and various state jurisdictions. The statute of limitations is three years for federal and four years for California. Our federal income tax returns are subject to examination for fiscal years 2015 through 2018. Our California income tax returns are subject to examination for fiscal years 2014 through 2018, with the exception of California tax credit carryovers. To the extent there is a research and development tax credit available for carryover to future years, the statute of limitations with respect to the tax credit begins in the year utilized. As a result of the timing for the utilization of California tax credit carryovers, our California research and development tax credits are subject to examination for fiscal years 2011 through 2018. We are subject to examination in Germany for fiscal years 2014 through 2018, in the United Kingdom for fiscal years 2013 through 2018 and in Hong Kong for fiscal years 2017 through 2018.

We are subject to income taxes in the United States and various foreign jurisdictions. Accordingly, we are subject to a variety of examinations by taxing authorities in these locations. In the third quarter of fiscal 2017, the state of California commenced an examination of our tax returns for fiscal years 2014 and 2015, which was completed in the second quarter of fiscal 2018 and there have not been any proposed assessments as a result of this examination. Our foreign subsidiary income tax returns for fiscal 2013 through 2015 are subject to examination by German tax authorities. The German tax examination commenced in the third quarter of fiscal 2018 and completed in the fourth quarter of fiscal 2018. The proposed assessment by such authorities in Germany was not significant. The German tax authorities notified the Company of its intent to audit fiscal years 2016 through 2018. As of March 31, 2018, the audit had not commenced.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables, VetScan rapid tests, urinalysis instruments and related consumables and sediment analyzers and related consumables.

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for fiscal 2018, 2017 and 2016 (in thousands).

	Year Ended March 31,
	2018	2017	2016
Revenues:
Medical Market	$38,554	$36,602	$37,845
Veterinary Market	201,904	186,661	177,667
Other(1)	4,242	3,957	3,389
Total revenues	244,700	227,220	218,901
Cost of revenues:
Medical Market	20,913	19,909	20,223
Veterinary Market	89,863	81,249	75,296
Other(1)	315	217	130
Total cost of revenues	111,091	101,375	95,647
Gross profit:
Medical Market	17,641	16,693	17,622
Veterinary Market	112,041	105,412	102,371
Other(1)	3,927	3,740	3,259
Gross profit	$133,609	$125,845	$123,254
(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 20. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Year Ended March 31,
Revenues by Product Category	2018	2017	2016
Instruments(1)	$39,104	$39,257	$43,042
Consumables(2)	191,345	175,346	165,025
Other products(3)	14,251	12,617	10,760
Product sales, net	244,700	227,220	218,827
Development and licensing revenue	—	—	74
Total revenues	$244,700	$227,220	$218,901
(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers, i-STAT analyzers, urinalysis instruments and sediment analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges, urinalysis tests, sediment tests and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2018	2017	2016
North America	$194,660	$181,853	$175,019
Europe	36,171	32,764	31,262
Asia Pacific and rest of the world	13,869	12,603	12,620
Total revenues	$244,700	$227,220	$218,901

Significant Concentrations

During fiscal 2018, four distributors, MWI Veterinary Supply, Inc., Henry Schein Animal Health, Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 22%, 16% , 11% and 10%, respectively, of our total worldwide revenues.

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

NOTE 21. SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following table is a summary of unaudited quarterly data for fiscal 2018 and 2017 (in thousands, except per share data):

	Quarter Ended
Fiscal Year Ended March 31, 2018:	June 30	September 30	December 31	March 31
Revenues	$58,258	$58,854	$59,670	$67,918
Gross profit	31,944	32,161	32,176	37,328
Income from continuing operations, net of tax	6,330	6,601	4,226	10,020
Gain (loss) from discontinued operations, net of tax	—	—	—	—
Net income	$6,330	$6,601	$4,226	$10,020
Net income per share:
Basic
Continuing operations	$0.28	$0.29	$0.19	$0.44
Discontinued operations	—	—	—	—
Basic net income per share	$0.28	$0.29	$0.19	$0.44
Diluted
Continuing operations	$0.28	$0.29	$0.18	$0.43
Discontinued operations	—	—	—	—
Diluted net income per share	$0.28	$0.29	$0.18	$0.43
Cash dividends declared per share	$0.14	$0.14	$0.16	$0.16

	Quarter Ended
Fiscal Year Ended March 31, 2017:	June 30	September 30	December 31	March 31
Revenues	$57,696	$58,552	$52,772	$58,200
Gross profit	32,001	32,258	29,404	32,182
Income from continuing operations, net of tax	6,890	11,487	6,859	7,543
Gain (loss) from discontinued operations, net of tax	—	(55)	(15)	7
Net income	$6,890	$11,432	$6,844	$7,550
Net income (loss) per share:
Basic
Continuing operations	$0.31	$0.51	$0.30	$0.33
Discontinued operations	—	—	—	—
Basic net income per share	$0.31	$0.51	$0.30	$0.33
Diluted
Continuing operations	$0.30	$0.51	$0.30	$0.33
Discontinued operations	—	(0.01)	—	—
Diluted net income per share	$0.30	$0.50	$0.30	$0.33
Cash dividends declared per share	$0.12	$0.12	$0.14	$0.14

NOTE 22. RELATED PARTY TRANSACTIONS

In May 2016, we entered into a distribution agreement with Visual Dynamix (the “Agreement”). Dr. Craig Tockman, Abaxis’ Vice President of Animal Health Sales and Marketing for North America, is an executive officer of Abaxis, Inc. Mr. Gary Tockman, Dr. Tockman’s brother, is the President and owner of Visual Dynamix. Under the Agreement, we agreed to purchase a minimum of 100 units of microscopes or microscopes and camera systems for exclusive worldwide distribution rights. The price per unit is variable and dependent on the volume of units ordered. The initial term of the Agreement ends in May 2017, and after the initial term, the Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal of sixty days. We purchased from Visual Dynamix inventory products of $0.9 million and $0.5 million, during fiscal 2018 and 2017, respectively. We market the products purchased from Visual Dynamix worldwide as the VetScan HDmicroscope.

NOTE 23. SUBSEQUENT EVENTS

On April 25, 2018, our Board of Directors declared a quarterly cash dividend of $0.18 per share on our outstanding common stock to be paid on June 15, 2018 to all shareholders of record as of the close of business on June 1, 2018.

On May 15, 2018, we entered into a definitive agreement with Zoetis Inc., a Delaware corporation (“Zoetis”), and Zeus Merger Sub, Inc., a California corporation and an indirect wholly-owned subsidiary of Zoetis (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and indirect wholly-owned, subsidiary of Zoetis (the “Merger”). As a result of the Merger, each share of common stock, no par value, of the Company issued and outstanding immediately prior to the effective time of the Merger (other than shares, if any, held by the Company, Zoetis, Merger Sub or any of their subsidiaries and shares with respect to which dissenters rights have been properly demanded in accordance with the Corporations Code of the State of California) will be converted into the right to receive $83.00 in cash, without interest, per share. Subject to the satisfaction or waiver of various closing conditions, including the approval of the Merger by the Company's shareholders, the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of applicable competition law approvals in Germany, the Merger is expected to be completed in the second half of calendar year 2018.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2018.

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

Attestation Report of the Independent Registered Public Accounting Firm

BPM LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2018, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abaxis, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Abaxis, Inc. (a California corporation) and its subsidiaries (the “Company”) as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of March 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a)2 (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated May 30, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BPM LLP
San Jose, California
May 30, 2018

Item 9B.	Other Information

Not applicable.

PART III

The information required by Part III is omitted from this report and will be included in an amendment to this report filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following financial statements, schedules and exhibits are filed as part of this report:
1.	Financial Statements - The Financial Statements required by this item are listed on the Index to the Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.
2.	Financial Statement Schedules -
•	Schedule II – Valuation and Qualifying Accounts and Reserves
•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the consolidated financial statements or notes thereto.
3.	Exhibits - The documents listed below on the Exhibit Index are filed as part of, or are incorporated by reference into, this report.
(b)	See Item 15(a)(3) above.
(c)	See Item 15(a)(2) above.

Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2018, 2017 and 2016
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Allowance Accounts(a)	Balance at End of Year
Total Allowance for Doubtful Accounts(b):
Year ended March 31, 2018	$272	$270	$(17)	$525
Year ended March 31, 2017	$479	$43	$(250)	$272
Year ended March 31, 2016	$247	$366	$(134)	$479
(a)	The deductions related to allowances for doubtful accounts represent net balance of accounts receivable which were written off and recovered.
(b)	The allowance for doubtful accounts is presented on a consolidated basis.
Item 16.	Form 10-K Summary

None.

Exhibit Index

Exhibit No.	Description of Document
2.1**
Agreement and Plan of Merger, dated as of May 15, 2018, by and among Zoetis Inc., Zeus Merger Sub, Inc. and Abaxis, Inc. (filed with the Securities and Exchange Commission on May 16, 2018 as Exhibit 2.1 to our Current Report on Form 8-K and incorporated herein by reference).

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

Exhibit No.	Description of Document
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

Exhibit No.	Description of Document
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

10.26
Second Amendment to the Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc. dated as of March 7, 2017 and effective as of April 19, 2017 (filed with the Securities and Exchange Commission on August 9, 2017 as Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).

10.27+
Third Amendment to the Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc. dated as of July 11, 2017 (filed with the Securities and Exchange Commission on August 9, 2017 as Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and incorporated herein by reference).

10.28*
Fiscal 2019 Base Salary and Target Bonus for the Named Executive Officers (filed with the Securities and Exchange Commission on April 26, 2018 as a part of our Current Report on Form 8-K and incorporated herein by reference).

21.1	Subsidiaries of Abaxis, Inc.

23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description of Document
24.1	Power of Attorney (included on the Signature Page hereto).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
#	This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2018.

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

Signature	Title	Date

/s/ Clinton H. Severson	Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2018
Clinton H. Severson

/s/ Ross Taylor	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	May 30, 2018
Ross Taylor

/s/ Vernon E. Altman	Director	May 30, 2018
Vernon E. Altman

/s/ Richard J. Bastiani, Ph.D.	Director	May 30, 2018
Richard J. Bastiani, Ph.D.

/s/ Michael D. Casey	Director	May 30, 2018
Michael D. Casey

/s/ Henk J. Evenhuis	Director	May 30, 2018
Henk J. Evenhuis

/s/ Prithipal Singh, Ph.D.	Director	May 30, 2018
Prithipal Singh, Ph.D.