Form 10-K/A
period 2018-03-31
ABAXIS INC
filed 2018-07-30
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

ABAXIS, INC.
EXPLANATORY NOTE

Abaxis, Inc., or Abaxis, is filing this amendment, or the Amendment, to its Annual Report on Form 10-K, for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission, or SEC, on May 30, 2018, which we refer to as the Original 10-K. This Amendment is filed solely for the purpose of including the information required by Part III of Form 10-K.

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

Abaxis, Inc.
Annual Report on Form 10-K/A
For The Fiscal Year Ended March 31, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning Abaxis’ executive officers and directors as of May 31, 2018.

Name	Age	Title
Clinton H. Severson	70	Chairman of the Board and Chief Executive Officer
Vernon E. Altman(1)(3)	72	Director
Richard J. Bastiani, Ph.D.(1)(2)(3)	75	Director
Michael D. Casey(1)(2)(3)	72	Director
Henk J. Evenhuis(1)(3)	75	Director
Prithipal Singh, Ph.D.(1)(2)(3)	79	Director
Kenneth P. Aron, Ph.D.	65	Chief Technology Officer
Achim Henkel	60	Managing Director of Abaxis Europe GmbH
Ross Taylor	54	Chief Financial Officer, Vice President of Finance and Secretary
Craig M. Tockman, DVM	58	Vice President of Animal Health Sales and Marketing for North America
Donald P. Wood	66	President and Chief Operating Officer

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Clinton H. Severson has served as our Chief Executive Officer and one of our directors since June 1996. He was appointed Chairman of the Board in May 1998. From June 1996 until April 2015, Mr. Severson also served as our President. From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company. Since January 2015, Mr. Severson has served on the Board of Directors of Cutera. Since June 2011, Mr. Severson has served on the Board of Directors of Response Biomedical Corporation. From November 2008 to November 2016, Mr. Severson served on the Board of Directors of Trinity Biotech, a biotechnology company, prior to its acquisition. From November 2006 to February 2012, Mr. Severson served on the Board of Directors of CytoCore, Inc., a biotechnology company. Mr. Severson is also a member of the Board of Directors of two privately-held companies. Mr. Severson was selected as a director because of his in-depth knowledge of our operations, financial condition and strategy in his position as our Chief Executive Officer, as well as his extensive senior management experience in medical diagnostics and experience serving on the Boards of Directors of various public and private companies.

Vernon E. Altman joined the Board in April 2011 and has served as our lead independent director since April 2014. Mr. Altman joined the founding group to start Bain & Company, a global business consulting firm, in 1973 and through May 2018 served as Senior Advisor of Bain & Company. Mr. Altman is Chairman of the Board of Directors of Vobile, Inc. He also served on the Board of Directors of Napster, Inc. prior to its acquisition. Mr. Altman was selected to serve as director because of his vast array of experiences in many different industry segments, including operational, executive leadership and board experience.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us or filed with the SEC, we believe that during the period from April 1, 2017 through March 31, 2018, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to two late Form 4 filings by Dr. Kenneth Aron and Craig Tockman.

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

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the principles underlying the material components of our fiscal 2018 executive compensation program for our executive officers, including the Named Executive Officers in the “Summary Compensation Table.” We also provide an overview of the overall objectives of the program and the factors relevant to an analysis of these policies and decisions. For the fiscal year ended March 31, 2018, our “Named Executive Officers” and their respective titles are as follows:

•	Clinton H. Severson, Chief Executive Officer and Chairman of the Board (“CEO”)

•	Ross Taylor, Chief Financial Officer, Vice President of Finance and Secretary

•	Kenneth P. Aron, Ph.D., Chief Technology Officer

•	Craig M. Tockman, DVM, Vice President of Animal Health Sales and Marketing for North America

•	Donald P. Wood, President and Chief Operating Officer

Recent Developments - Merger with Zoetis

On May 15, 2018, we entered into a definitive agreement with Zoetis Inc., a Delaware corporation (“Zoetis”), and Zeus Merger Sub, Inc., a California corporation and an indirect wholly-owned subsidiary of Zoetis (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and indirect wholly-owned, subsidiary of Zoetis (the “Merger”). As a result of the Merger, each share of common stock, no par value, of the Company issued and outstanding immediately prior to the effective time of the Merger (other than shares, if any, held by the Company, Zoetis, Merger Sub or any of their subsidiaries and shares with respect to which dissenters rights have been properly demanded in accordance with the Corporations Code of the State of California) will be converted into the right to receive $83.00 in cash, without interest, per share. The Merger is subject to the satisfaction or waiver of various closing conditions, including the approval of the Merger by the Company's shareholders.

For additional details regarding the Merger and a description of the interests of our Named Executive Officers in the Merger and the compensation that may be payable to our Named Executive Officers in connection with the Merger, please refer to our Definitive Proxy Statement on Schedule 14A filed with the SEC on June 27, 2018, as amended (the “Merger Proxy Statement”).

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

Executive Compensation Highlights

The key executive compensation decisions taken by our Compensation Committee during fiscal 2018 with respect to Named Executive Officer compensation were as follows:

Adjustments to Elements of Compensation: We made no increases to the Named Executive Officers’ fiscal 2018 base salaries, target bonuses or PSU and RSU awards. We decreased the size of the annual PSU award to our CEO as compared to fiscal 2017.

Total Compensation Mix: We continued to deliver a substantial portion of our Named Executive Officer compensation in the form of variable, at-risk pay, structuring approximately 83%-86% of our Named Executive Officer target total direct compensation (base salary, target bonus and long-term equity awards based on grant date fair value) in the form of variable, at-risk compensation (target bonus and long-term equity awards).

Performance Bonus: We established rigorous performance metrics at the beginning of fiscal 2018 based on two financial metrics key to shareholder value and a specific calculation methodology for the Named Executive Officers’ fiscal 2018 cash incentive bonus requiring achievement of 90% of target goals for any payout to occur. The target goals for fiscal 2018 were satisfied at an aggregate performance level of 98.5%, (97.7% in the case of Mr. Tockman, whose goals differed from the other Named Executive Officers as a result of his role) and each of the Named Executive Officers earned a cash bonus payout of 92.5% (87.5% for Mr. Tockman) of his annual target based on such performance achievement. No discretionary annual bonuses were awarded.

Equity Incentive Awards: We structured a significant portion (approximately 65% for our CEO and 64% for our other Named Executive Officers) of annual equity incentive awards in the form of PSU awards that vest based on achievement of a specified corporate performance goal, in addition to continued service over a four-year period. The fiscal 2018 performance goals for PSU awards were achieved. The Named Executive Officers’ annual equity incentive awards that do not vest based on specific performance goal achievement are delivered in RSUs that vest over a four-year period subject to the officers’ continued service, but are structured so the vesting is heavily weighted towards the end of such period, with 70% vesting only if the officer remains continuously in service with us for four years.

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

Executive Compensation Program Objectives and Framework

For fiscal 2018, the principal elements of our executive compensation program are summarized in the following table and described in detail in “Executive Compensation Components” below.

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

Target bonus opportunities are typically set to be above the median of targets at peer companies.

Performance goals are set and approved by the Compensation Committee in the first quarter of each year. Bonus payouts are capped at 200% of target.

Compensation Element	Description and Purpose	Key Features
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

The size and composition of long-term incentive awards are determined annually by the Compensation Committee taking into account competitive total direct compensation pay positioning guidelines using market reference data to a compensation peer group, along with the individual executive officer’s level of responsibilities, ability to contribute to and influence our long-term results and individual performance.

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

In fiscal 2018, RSUs represented approximately 35%-36% of an executive officer’s annual long-term incentive opportunity based on the value of the awards as reported in the Summary Compensation Table.

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

In fiscal 2018, PSUs represented approximately 64%-65% of an executive officer’s annual long-term incentive opportunity based on the value of the awards as reported in the Summary Compensation Table.

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

Executive compensation is reviewed annually by our Compensation Committee and Board of Directors, and adjustments are made to reflect our objectives and competitive conditions. Our executive compensation review process includes our Compensation Committee engaging an independent compensation consulting advisor annually to provide it with advice regarding executive officer compensation (including base salaries, performance bonuses and long-term equity compensation, as needed), to advise on other matters as may be required (see “Compensation-Setting Process—Competitive Market Analysis” below) and to assess compensation market practices by reference to a compensation peer group developed by our independent executive compensation advisor. Additionally, the Board of Directors and/or our Compensation Committee, with the assistance of outside counsel, annually reviews our equity incentive plans prior to the granting of any equity incentive awards to executive officers, to ensure compliance therewith. All of our equity awards granted to our executive officers during fiscal 2018 were granted under and subject to the terms of our 2014 Equity Incentive Plan as amended from time to time, or the 2014 Plan, which originally became effective in October 2014 and was last approved by our shareholders in October 2016.

Pay-for-Performance Philosophy

Our executive compensation is weighted heavily toward at-risk, performance-based compensation designed to align the interests of our Named Executive Officers with those of our shareholders. Annual cash incentive bonus and equity incentive awards (in the form of RSUs and PSUs) comprise a significant portion of the Named Executive Officers’ total compensation. Based on our fiscal 2018 financial plan, the Compensation Committee sets the performance metrics and establishes target compensation at the beginning of the performance period. Performance goals for the annual cash incentive bonus and PSUs are set to be rigorous, requiring significant performance achievement, and payout is capped at 2x target (for the annual cash incentive bonus) and 1x target (for PSUs).

Performance-Based Cash Bonus

The fiscal 2018 corporate performance metrics and specific financial targets for the Named Executive Officers to earn a cash bonus payout were as follows:

Performance Metric (and Weighting)	Target Performance Goal	Achievement Threshold (1)	Actual Achievement as a Percentage of Target	Payout Percentage (2)
Revenues (50% Weight)
• Revenues worldwide (3)	$250.6 million	90%	98%	90%
• Revenues for North America veterinary market and revenues from Latin America and the U.S. Government (4)	$169.3 million	90%	96%	80%
Income from continuing operations before income tax provision (50% Weight) (5)	$44.3 million	90%	99%	95%

(1)	“Threshold” refers to the minimum level of achievement of the target performance goal necessary to earn any bonus payout under the plan.

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

(5)
Actual achievement and the resulting payout percentage figures above reflect exclusion of expenses related to due diligence and legal expenses that occurred in connection with Zoetis’ acquisition of Abaxis from November 2017 to January 2018, pursuant to the terms of our management incentive plan for fiscal 2018, thereby increasing actual fiscal 2018 income from continuing operations before income tax provision by $0.6 million.

Annual cash incentive bonuses for our Named Executive Officers in fiscal 2018 were contingent on the achievement of the specified corporate performance goals described above. As further described under “Executive Compensation Components—Annual Cash Incentive Bonus—Bonus Calculations,” the Compensation Committee determined that the pre-determined revenues and income from continuing operations before income tax provision goals for fiscal 2018 were satisfied at an aggregate performance level of 98% (96% in the case of the revenues target for Dr. Tockman) and 99%, respectively, and therefore, each of Mr. Severson, Mr. Taylor, Dr. Aron and Mr. Wood earned 92.5% of his target annual bonus award for fiscal 2018 and Mr. Tockman earned 87.5% of his target annual bonus award for fiscal 2018.

Performance-Based Equity Incentive Awards

The PSUs granted to our Named Executive Officers in fiscal 2018 vested based on (1) achieving a specified financial goal over a single-fiscal year performance period and (2) the executive officer remaining in the service of Abaxis over a four-year vesting period. The specific fiscal 2018 financial goal and vesting schedule for the PSUs granted to our Named Executive Officers were as follows:

Performance Metric (and Weighting)	Performance Goal	Performance-Based Vesting Schedule	Service-Based Vesting Date
Income from continuing operations before income tax provision	$39.9 million	• Achievement > performance goal, 50% vest	May 1, 2020
		• Achievement > performance goal, 50% vest	May 1, 2021

For fiscal 2018, the Compensation Committee determined that our actual performance and corresponding vesting percentage, with respect to the performance goal were as follows:

Performance Metric (and Weighting)	Actual Performance	Actual Performance as a Percentage of Performance Goal	Actual Performance Criteria Vesting Percentage
Income from continuing operations before income tax provision	$43.4 million	109%	100%

(1) Actual achievement and the resulting payout percentage figures above does not include any adjustments since the achieved criteria exceeded the performance goal of $39.9 million.

In April 2018, the Compensation Committee determined that the income from continuing operations before income tax provision for fiscal 2018 was above 100% of the performance goal required to vest, and accordingly, the performance criteria based on the PSU financial goal was achieved during fiscal 2018, and therefore each executive officer became eligible to earn his fiscal 2018 PSU award if he satisfies the additional service criteria for the award to vest.

Significant At-Risk Compensation

We continue to deliver a significant portion of our executive officer compensation in the form of variable, at-risk pay in furtherance of our pay-for-performance philosophy. The charts below illustrate the fiscal 2018 target total direct compensation pay mix, comprised of base salary, target bonus opportunity under the fiscal 2018 cash bonus incentive plan and actual fiscal 2018 long-term incentive awards (presented using their grant date fair values as computed in accordance with Accounting Standards Codification 718, or ASC 718) for the Chief Executive Officer and other Named Executive Officers. As illustrated below, approximately 85% of our Chief Executive Officer’s and our other Named Executive Officers’ total target direct compensation was variable and at-risk (consisting of target cash incentive bonus and long-term equity awards, presented using their grant date fair value and incremental fair value, as calculated in accordance with ASC 718).

Fiscal 2018 CEO
Target Total Direct Compensation Pay Mix

Fiscal 2018 Named Executive Officers’ (other than CEO)
Target Total Direct Compensation Pay Mix

As shown in the above charts, for fiscal 2018, we structured approximately 64% of our Chief Executive Officer’s target total direct compensation and approximately 58% for the other Named Executive Officers’ target total direct compensation in the form of long-term incentive awards, the actual economic value of which will depend directly on our long-term success and the performance of our stock price over the period during which the awards vest.

The following charts illustrate the mix of non-performance-based equity compensation (RSUs) and performance-based equity compensation (PSUs) awarded to our Chief Executive Officer and our other Named Executive Officers, for fiscal 2018, based on the grant date of the RSUs and PSUs awarded, as calculated in accordance with ASC 718.

Fiscal 2018 CEO
Target Equity Compensation Mix

Fiscal 2018 Named Executive Officers’ (other than CEO)
Target Equity Compensation Mix

As shown in the above charts, the equity awards granted to our Named Executive Officers are heavily weighted toward PSUs, which will only be eligible to vest if the specified performance goal and a four-year service period are met.

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

Competitive Market Analysis

In February 2016, our Compensation Committee engaged Pay Governance, an independent executive compensation advisor, to review our executive and director compensation programs. Pay Governance, with input from the Compensation Committee, reviewed the prior peer group used by the Compensation Committee and, developed an updated group of 15 companies, or the Compensation Peer Group, that it determined were appropriate as a comparative frame of reference in making compensation decisions. This Compensation Peer Group represented similarly-situated medical device and diagnostic companies that were identified by Pay Governance as companies with similar financial growth and as competitors for executive talent. The following companies comprised the Compensation Peer Group used for reference in making fiscal 2018 executive compensation decisions:

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

In April 2016, Pay Governance prepared an analysis of the market data obtained from the Compensation Peer Group and the executive compensation program in comparison to such market data. The market data obtained regarding the Compensation Peer Group was considered by the Compensation Committee in its fiscal 2018 executive compensation decisions as a point of reference. Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it necessary or appropriate and intend to retain one each year.

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

Shareholder Advisory Vote on Executive Compensation

At our Annual Meeting of Shareholders held on October 25, 2017, we held an advisory vote on executive compensation. Over 97% of the votes cast on the proposal were in favor of our Named Executive Officer compensation as disclosed in the proxy statement. Our Compensation Committee reviewed these final vote results and determined that, given the level of support, no material changes to our executive compensation policies and programs were necessary as a result of the advisory vote on executive compensation.

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

For fiscal 2018 base salaries, our Compensation Committee recommended, and our Board of Directors approved, that we make no increases to our Named Executive Officer base salaries because the fiscal 2017 base salary amounts remained appropriate, considering the report prepared in April 2016 by Pay Governance as a point of reference, to ensure an appropriate balance in the Named Executive Officers’ compensation mix between cash and equity, to retain employees with the qualifications desired for each particular position and to reward each of the Named Executive Officers for his performance in the prior year.

Based on the recommendations of the Compensation Committee, and after considering an analysis of total cash compensation for our executive officers compared to the Compensation Peer Group prepared by Pay Governance, our Board of Directors approved the following fiscal 2018 base salaries (effective July 2017) for our Named Executive Officers:

Named Executive Officer	Fiscal 2018 Base Salary	Fiscal 2018 Percent Increase In Base Salary from Fiscal 2017
Clinton H. Severson	$575,000	0%
Ross Taylor	$257,500	0%
Kenneth P. Aron, Ph.D.	$298,700	0%
Craig M. Tockman, DVM	$298,700	0%
Donald P. Wood	$360,500	0%

When considering base salaries for fiscal 2019, the Compensation Committee recommended, and the Board of Directors approved, the following fiscal 2019 base salaries (effective July 2018) for our Named Executive Officers: Mr. Severson: $592,250; Mr. Taylor: $265,225; Dr. Aron: $307,661; Mr. Tockman: $307,661; Mr. Wood $371,314.

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

The cash incentive bonuses are paid quarterly upon meeting pre-determined quarterly financial goals, with the fourth quarter payout based on annual goals. This quarterly structure is designed to align compensation with our quarterly corporate financial performance, reward achievement of consistent short-term profit growth and profitability and provide executives with a meaningful total cash compensation opportunity (base salary and quarterly bonus). At the beginning of fiscal 2018, the Compensation Committee approved the quarterly and annual financial targets that would support Abaxis’ annual operating plan. The bonus program, along with the specific financial performance goals, is a key element of the Compensation Committee’s pay-for-performance philosophy, and consistent with this philosophy for fiscal 2018, our Named Executive Officers earned bonuses at 92.5% (87.5% in the case of Mr. Tockman whose goals differed from the other Named Executive Officers as a result of his role) of their targets, which was commensurate with the level of achievement of the corporate performance goals as determined by our Compensation Committee and Board of Directors.

Target Bonus Opportunities for Fiscal 2018

For fiscal 2018, in evaluating target bonus opportunities, our Compensation Committee aimed to ensure that target bonus levels continued to serve their desired purpose to incentivize our Named Executive Officers with respect to future company performance, to place a higher portion of our Named Executive Officers’ compensation at-risk when compared to executives in the Compensation Peer Group and to maintain total compensation at an appropriately competitive level in the industry. Considering the Compensation Peer Group analysis of total compensation prepared by Pay Governance in April 2016, the Compensation Committee recommended to the Board of Directors to make no increases to the Named Executive Officer target bonus opportunities for fiscal 2018.

In April 2017, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2018 target bonus levels for our executive officers. The following table summarizes the fiscal 2018 target bonus amounts for our Named Executive Officers:

Named Executive Officer	Fiscal 2017 Target Bonus	Fiscal 2018 Target Bonus	Fiscal 2018 Target Bonus Increase From Fiscal 2017
Clinton H. Severson	$850,000	$850,000	0%
Ross Taylor	$500,000	$500,000	0%
Kenneth P. Aron, Ph.D.	$500,000	$500,000	0%
Craig M. Tockman, DVM	$500,000	$500,000	0%
Donald P. Wood	$600,000	$600,000	0%

Corporate Performance Measures

For fiscal 2018, our Compensation Committee selected revenues and income from continuing operations before income tax provision at the beginning of the fiscal year as the two equally weighted corporate financial performance measures for our executive officer bonus program, which we believe are the most important measures of both annual financial performance and long-term shareholder value.

Fiscal 2018 Cash Incentive Bonus Elements

Each of the fiscal 2018 corporate financial performance measures and target goals are disclosed above under “Executive Compensation Program Overview—Pay-for-Performance Philosophy.” The Compensation Committee selected quarterly revenues and income from continuing operations before income tax provision as the performance metrics under the bonus plan with equal weightings, because it believes that as we are a growth company, revenues is a key element in value creation for our shareholders and an important indicator of our potential for increasing long-term shareholder value. Similarly, income from continuing operations before income tax provision is an important indicator of our current profitability, which is also a priority to our shareholders. Quarterly target goals are selected to align compensation with our quarterly corporate financial performance achievement and reward achievement of consistent short-term profit growth.

We annually review the target goals used in our cash incentive bonus program to ensure that they remain aligned with our strategic plan. These growth goals are derived from a rigorous process that involves input from and discussions among the Chief Executive Officer, Chief Financial Officer and the Compensation Committee. Then the Compensation Committee establishes bonus targets for the two equally-weighted performance measures, that are set to be achievable, yet are at a level of difficulty that does not assure that the goals will be met. The bonus targets require executive officers to achieve significant performance of annual corporate financial metrics during the applicable fiscal year. Accordingly, meeting the bonus targets and requires executive officers to improve financial performance on a year-over-year basis and, thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial metrics results are not achieved during a particular fiscal year. In addition to meeting financial goals, we must not exceed a certain failure rate on our reagent discs in order for cash incentives to be paid to our executive officers. Our Compensation Committee has the discretion to reduce bonuses from those calculated from the formulaic calculation methodology established under our annual bonus program as well as to grant bonuses even if the performance goals are not met, which it has done in the past in very special circumstances. The Compensation Committee did not approve any discretionary bonuses for fiscal 2018.

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

Bonus Decisions and Analysis

The Compensation Committee evaluated our financial performance for each quarter of fiscal 2018 and the level of achievement of each of the two corporate performance measures for those quarters. As noted above, the fiscal 2018 bonus awarded to each Named Executive Officer was based upon the achievement of two equally-weighted financial goals, our revenues (worldwide, or, for solely Dr. Tockman, from North America veterinary market and revenues from Latin American and the U.S. Government) and income from continuing operations before income tax provision. In addition, the Compensation Committee determined that we had satisfied the threshold goal relating to the failure rate on our reagent discs necessary for any bonuses to be paid.

Based on our actual financial performance results, the Compensation Committee determined that each of Mr. Severson, Mr. Taylor, Dr. Aron and Mr. Wood had achieved, on an overall basis, 98.5% of his target performance goals for fiscal 2018 and Mr. Tockman had achieved, on an overall basis, 97.7% of his target performance goals for fiscal 2018. The actual quarterly and annual results and quarterly and annual targets for fiscal 2018 are summarized below.

Fiscal 2018	Revenues Worldwide		Revenues from North America Veterinary Market, Latin America and the U.S. Government (1)		Income from Continuing Operations Before Income Tax Provision (2)
(in millions)	Actual	Target	Actual	Target	Actual	Target
First quarter	$58.3	$59.0	$39.6	$40.0	$9.8	$8.7
Second quarter	$58.9	$61.0	$38.9	$41.1	$10.2	$10.4
Third quarter	$59.7	$61.0	$38.0	$40.1	$10.0	$10.4
Fourth quarter	$67.9	$69.7	$46.2	$48.1	$14.0	$14.7
Fiscal 2018	$244.7	$250.6	$162.8	$169.3	$44.0	$44.3

(1)	Applicable for Dr. Tockman only, as Dr. Tockman is responsible for the North America market.

(2)
The actual and target bonus levels for income from continuing operations before income tax provision include bonus expense, if earned. As described above, the actual level for income from continuing operations before income tax provision in the table also reflects the exclusion of expenses related to due diligence and legal expenses that occurred in connection with Zoetis’ acquisition of Abaxis from November 2017 to January 2018. With such expenses included, the fiscal 2018 actual income from continuing operations before income tax provision is $43.4 million.

At least 90% achievement of the target level of the pre-established corporate goal is necessary for any bonus payout. The Compensation Committee recommends and the Board of Directors (with Mr. Severson abstaining) approves the extent of achievement of the performance goals and resulting bonus awards each quarter. On April 21, 2018, the Compensation Committee approved the fiscal 2018 bonuses awarded to each of our Named Executive Officers, based on such achievement, which were as follows:

Named Executive Officer	Total Fiscal 2018 Bonus Awarded	Percentage of Target Bonus
Clinton H. Severson	$786,250	92.5%
Ross Taylor	$462,500	92.5%
Kenneth P. Aron, Ph.D.	$462,500	92.5%
Craig M. Tockman, DVM	$437,500	87.5%
Donald P. Wood	$555,000	92.5%

Target Bonus Opportunities for Fiscal 2019

When considering target bonus amounts for fiscal 2019, the Compensation Committee recommended, and the Board of Directors approved, no changes from the target bonus amounts in place for fiscal 2018.

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

Fiscal 2018 Equity Incentive Grants

In April 2017, after considering an analysis of total compensation for our Named Executive Officers and the Compensation Peer Group prepared by Pay Governance, the Compensation Committee determined that for fiscal 2018, a mix of RSU and PSU awards would continue to provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing the two types of variable compensation. The Compensation Committee believed that the equity award program for fiscal 2018 aligns the executives’ focus on the achievement of specific performance goals intended to help position us for future growth. Furthermore, the Compensation Committee believed that our grants of PSUs and RSUs will enhance executive share ownership, further aligning their interests with those of shareholders.

Vesting Structure

The vesting terms of the RSUs and PSUs awarded for fiscal 2018 is summarized in the chart below.

Fiscal 2018 Long-Term Equity Incentive Compensation	Type	Vesting
	RSUs	Annual vesting over four years (5%, 10%, 15% and 70% on the first, second, third and fourth anniversary of the grant date, respectively)
	PSUs	If performance goal is met, vesting on the third and fourth anniversary date of grant

RSUs subject to time-based vesting granted to the Named Executive Officers in fiscal 2018, or the FY2018 RSUs, were subject to the following vesting schedule: 5% vesting on the first anniversary of the grant date; additional 10% on the second anniversary of the grant date; additional 15% on the third anniversary of the grant date; and the remaining 70% on the fourth anniversary of the grant date, in each case subject to continuous service to Abaxis during the vesting period. Our Compensation Committee believes that retention of the Named Executive Officers is key to our success and that the time-based vesting schedule of the RSUs helps to retain our Named Executive Officers, particularly because it is heavily weighted towards the end of the four-year vesting period.

The PSUs granted to our Named Executive Officers in fiscal 2018, or the FY2018 PSUs, consist of the right to receive shares of common stock, only if both of the following criteria are satisfied: (1) Abaxis’ income from continuing operations before income tax provision for the fiscal year ending March 31, 2018, as certified by the Compensation Committee, is equal to or in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of Abaxis until the applicable vesting date set forth below. The FY2018 PSUs are designed with a one-year performance period in order to motivate executive officers to focus their efforts on annual goals and, at the same time, to strengthen and encourage retention as an executive officer must continue employment with us for the awards to vest over the longer-term. Accordingly, the Compensation Committee believes that the FY2018 PSUs act as an incentive over the long-term.

The FY2018 PSUs granted to the Named Executive Officers vest as follows.

Shares Issuable Upon Settlement of Fiscal 2018 PSUs (as a percentage of target shares)	Performance Metric: Income From Continuing Operations Before Income Tax Provision for the Year Ending March 31, 2018	Vesting Date
50%	$39.9 million	May 1, 2020
50%	$39.9 million	May 1, 2021

The Compensation Committee determined the target level of achievement of the performance metric was sufficiently rigorous to incentivize and reward for performance designed to increase shareholder value. The FY2018 PSUs are capped at target, so the greatest number of shares a Named Executive Officer could earn, regardless of performance, is the target number of PSUs awarded.

The Compensation Committee selected annual income from continuing operations before income tax provision operations as the performance metric on which the target goal for the FY2018 PSUs to vest is measured, as it believes that this is an important measurement of Abaxis’ performance and effectiveness of achieving financial strategies, in terms of cost controls, and for that reason, it establishes target levels to achieve operating income growth and return long-term shareholder value.

On April 25, 2018, the Compensation Committee determined that our income from continuing operations before income tax provision for fiscal 2018 was exceeded and, accordingly, the FY2018 PSUs for all of our Named Executive Officers became eligible to vest in full, if each executive officer completes the remaining timed-based service criteria necessary for the award to vest.

Amount and Mix of Awards

In determining the appropriate amount of equity incentive grants to award to the Named Executive Officers for fiscal 2018, the Compensation Committee generally aimed for long-term equity incentive compensation awards, when taken together with the base salary and annual incentive compensation opportunities provided to the Named Executive Officers, to result in actual total direct compensation to the Named Executive Officers to fall above the median of the Compensation Peer Group, so that the Named Executive Officers would have the opportunity to earn above median pay when key performance targets were achieved. However, the Compensation Committee used the Compensation Peer Group data solely as a reference point in making equity award decisions, considering individual, company, and stock performance, as compared to similarly-situated executive officers in our Compensation Peer Group and in our industry generally. The Compensation Committee has determined that providing compensation at these levels, allowing for above median pay when performance goals are achieved, would provide incentives to attract and retain highly qualified executives over the long-term.

For fiscal 2018, the Compensation Committee considered the prior equity grants awarded to our Named Executive Officers and determined it was appropriate to deliver the same number of RSUs and PSUs granted to each of our Named Executive Officers in fiscal 2017, except that the Compensation Committee decreased the number of PSUs granted to Mr. Severson from 51,000 PSUs to 36,000 PSUs, the same number of PSUs granted for Fiscal 2016, because Mr. Severson’s 2017 PSU grant reflected a one-time increased amount for special performance, leadership and incentive purposes. The Compensation Committee awarded the same size grant to each of the Named Executive Officers to maintain internal pay equity amongst the executive team, excluding Mr. Severson.

In April 2017, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2018 long-term equity incentive compensation awards for our Named Executive Officers. The following table summarizes the fiscal 2018 RSUs and PSUs awarded to our Named Executive Officers.

Named Executive Officer	RSUs Granted in Fiscal 2018 (#)	PSUs Granted in Fiscal 2018 Target Shares (#)
Clinton H. Severson	19,000	36,000
Ross Taylor	9,000	16,000
Kenneth P. Aron, Ph.D.	9,000	16,000
Craig M. Tockman, DVM	9,000	16,000
Donald P. Wood	9,000	16,000

The Compensation Committee chose to structure the fiscal 2018 equity awards granted to the Named Executive Officers to be more heavily weighted towards those with performance-based vesting (the PSUs), to further its policy of providing performance-based pay that is directly aligned with our performance. Accordingly, our CEO received 65% of his fiscal 2018 equity awards in the form of PSUs and our other Named Executive Officers received 64% of their fiscal 2018 equity awards in the form of PSUs.

Fiscal 2019 Equity Incentive Grants

In April 2018, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee again determined that a mix of RSU and PSU awards would be appropriate, for the reasons described above. RSUs granted in fiscal 2019 to the Named Executive Officers continued to have the four-year time-based vesting terms as described above for RSUs granted in fiscal 2018 and PSUs granted in fiscal 2019 to the Named Executive Officers continued to have the same performance metric and vesting structure as described above for PSUs granted in fiscal 2018, provided that the performance goal is increased from the fiscal 2018 performance goal.

In April 2018, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2019 long-term equity incentive compensation for our Named Executive Officers. As in fiscal 2018, our Named Executive Officers received a substantially greater portion of their fiscal 2019 restricted stock units in the form of PSUs. The Compensation Committee and Board of Directors determined not to increase the shares awarded under any of the fiscal 2019 equity awards granted to each of our Named Executive Officers. The following table summarizes the fiscal 2019 RSUs and PSUs awarded to our Named Executive Officers.

Named Executive Officer	RSUs Granted in Fiscal 2019 (#)	PSUs Granted in Fiscal 2019 Target Shares (#)
Clinton H. Severson	19,000	36,000
Ross Taylor	9,000	16,000
Kenneth P. Aron, Ph.D.	9,000	16,000
Craig M. Tockman, DVM	9,000	16,000
Donald P. Wood	9,000	16,000

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

These guidelines require that executives and directors be meaningfully invested in Abaxis’ stock and therefore be personally invested in Abaxis’ performance to ensure strong alignment with shareholder interests. Our stock ownership guidelines were adopted in 2011 and require all executive officers and directors through the first day of each of Abaxis’ fiscal years beginning with April 1, 2016 to accumulate enough shares to satisfy the stock ownership requirements. All of our Named Executive Officers meet these guidelines and our Chief Executive Officer’s stock ownership was 114.5 times his base salary as of June 26, 2018.

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

The Compensation Committee oversees the risk associated with our executive compensation program and considers the impact of incentives created by the compensation awards that it administers, on the Company’s risk profile. The Compensation Committee works periodically with our outside compensation consultant Pay Governance to ensure our compensation plans are appropriately balanced and incentivize employees to act in the best interests of our shareholders. In fiscal 2018, our Compensation Committee assessed the risks related to the Company’s compensation policies and concluded that the mix and design of these policies and practices do not encourage our employees to take excessive risks that are reasonably likely to have a material adverse effect.

Tax Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code and related Treasury Regulations disallows a deduction to any publicly held corporation and its affiliates for certain compensation paid to “covered employees” in a taxable year to the extent that compensation to a covered employee exceeds $1 million. Prior to the recent enactment of the Tax Cuts and Jobs Act in December 2017, compensation that qualified as “performance-based compensation” under Section 162(m) of the Code was not subject to this deduction limitation. Pursuant to the Tax Cuts and Jobs Act, this exception for “performance-based compensation” under Section 162(m) of the Code was repealed, with respect to taxable years beginning after December 31, 2017, except that certain transition relief is provided by the Tax Cuts and Jobs Act for remuneration provided pursuant to a written binding contract which was in effect on November 2, 2017 and which was not modified in any material respect on or after such date. As a result, compensation paid to any of our “covered employees” in excess of $1 million per taxable year generally will not be deductible unless among other requirements, it is intended to qualify, and is eligible to qualify, as “performance-based compensation” under Section 162(m) of the Code pursuant to the transition relief provided by the Tax Cuts and Jobs Act. Because of certain ambiguities and uncertainties as to the application and interpretation of Section 162(m) of the Code and the regulations issued thereunder, including the uncertain scope of the transition relief provided by the Tax Cuts and Jobs Act, no assurance can be given that any compensation paid by the Company will be eligible for such transition relief and, therefore, eligible for the “performance-based compensation” exception under Section 162(m) of the Code. The Compensation Committee will continue to monitor the applicability of Section 162(m) of the Code to its ongoing compensation arrangements and intends to continue to compensate our Named Executive Officers in a manner consistent with the best interests of our company and our shareholders.

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

COMPENSATION COMMITTEE REPORT(1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2018.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2018, 2017 and 2016, the compensation awarded or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers as of March 31, 2018 (collectively, our “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)(3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)		Total ($)
Clinton H. Severson	2018	575,000		2,521,200	786,251	14,818	(6)	3,897,269
Chief Executive Officer and	2017	571,346	-	3,231,980	616,251	12,493	(6)	4,432,070
Chairman of the Board (1)	2016	542,115	-	3,029,400	776,000	13,679	(6)	4,361,194

Ross Taylor (7)	2018	257,500		1,146,000	462,500	30,035	(8)	1,896,035
Chief Financial Officer,	2017	256,731	-	1,141,180	362,500	26,230	(8)	1,786,641
Vice President of Finance and	2016	239,808	-	1,377,000	412,250	25,044	(8)	2,054,102
Secretary

Kenneth P. Aron, Ph.D.	2018	298,700		1,146,000	462,500	30,487	(9)	1,937,687
Chief Technology Officer	2017	297,808	-	1,141,180	362,500	26,791	(9)	1,828,279
	2016	289,808	-	1,817,640	412,250	26,895	(9)	2,546,593

Craig M. Tockman, DVM	2018	298,700		1,146,000	437,500	30,523	(10)	1,912,723
Vice President of Animal Health	2017	297,808	-	1,141,180	362,500	26,681	(10)	1,828,169
Sales and Marketing for	2016	284,962	-	1,817,640	412,251	26,768	(10)	2,541,621
North America

Donald P. Wood	2018	360,500		1,146,000	555,000	23,208	(11)	2,084,708
President and	2017	359,423	-	1,141,180	435,000	20,304	(11)	1,955,907
Chief Operating Officer	2016	348,462	-	1,817,640	509,250	21,090	(11)	2,696,442

(1)            Mr. Severson is not compensated in his role as a director. The amounts shown reflect compensation earned as an employee only.

(2)           Awards consist of RSUs and PSUs granted to the Named Executive Officer in the fiscal year specified. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). Amounts listed in this column represent the grant date fair value and incremental fair value as of the modification date, as applicable, of the awards granted (or modified) in the fiscal year indicated, as computed in accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” or ASC 718. For a discussion of the assumptions used in determining the fair value of awards of RSUs and PSUs in the above table and other additional information on the RSUs and PSUs granted, see Note 15 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 30, 2018.

(3)            For PSUs, such grant date fair value is based on the probable outcome of the performance conditions as of the grant date, in accordance with ASC 718. Assuming the highest level of performance conditions were met, the grant date fair value of FY2018 PSUs would be as follows: (a) Mr. Severson, $1.7 million, (b) Mr. Taylor, $0.7 million, (c) Dr. Aron, $0.7 million, (d) Dr. Tockman, $0.7 million and (e) Mr. Wood, $0.7 million.

(4)            Represents the cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under our “Compensation Discussion and Analysis” above. The annual cash bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly revenues and/or quarterly income before income tax provision goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.

(5)            Amounts listed are based upon our actual costs expensed in connection with such compensation.

(6)            In fiscal 2018, consists of $6,915 in supplemental health plan expenses reimbursed by us, $247 in group life insurance paid by us, $431 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $6,781 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2017, consists of $6,249 in supplemental health plan expenses reimbursed by us, $377 in group life insurance paid by us, $423 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $5,000 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2016, consists of $5,773 in supplemental health plan expenses reimbursed by us, $419 in group life insurance paid by us, $418 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $6,625 in matching contributions made by us to Mr. Severson’s 401(k) account.

(7)            Mr. Taylor was appointed to the position of Chief Financial Officer, Vice President of Finance and Secretary effective August 1, 2015. The amounts for fiscal 2016 reflect all of Mr. Taylor’s compensation from Abaxis earned from April 1, 2015 to March 31, 2016.

(8)            In fiscal 2018, consists of $22,700 in supplemental health plan expenses reimbursed by us, $362 in group life insurance paid by us, $192 in long-term care insurance premiums paid by us and $6,781 in matching contributions made by us to Mr. Taylor’s 401(k) account. In fiscal 2017, consists of $20,636 in supplemental health plan expenses reimbursed by us, $371 in group life insurance paid by us, $233 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $4,798 in matching contributions made by us to Mr. Taylor’s 401(k) account. In fiscal 2016, consists of $19,152 in supplemental health plan expenses reimbursed by us, $334 in group life insurance paid by us, $380 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $4,986 in matching contributions made by us to Mr. Taylor’s 401(k) account.

(9)            In fiscal 2018, consists of $22,700 in supplemental health plan expenses reimbursed by us, $273 in group life insurance paid by us, $431 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $6,781 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2017, consists of $20,636 in supplemental health plan expenses reimbursed by us, $430 in group life insurance paid by us, $423 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $5,000 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2016, consists of $19,152 in supplemental health plan expenses reimbursed by us, $398 in group life insurance paid by us, $418 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $6,625 in matching contributions made by us to Dr. Aron’s 401(k) account.

(10)          In fiscal 2018, consists of $22,700 in supplemental health plan expenses reimbursed by us, $419 in group life insurance paid by us, $431 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $6,781 in matching contributions made by us to Dr. Tockman’s 401(k) account. In fiscal 2017, consists of $20,636 in supplemental health plan expenses reimbursed by us, $430 in group life insurance paid by us, $423 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $5,000 in matching contributions made by us to Dr. Tockman’s 401(k) account. In fiscal 2016, consists of $19,152 in supplemental health plan expenses reimbursed by us, $382 in group life insurance paid by us, $417 in disability insurance premiums paid by us, $192 in long-term care insurance premiums paid by us and $6,625 in matching contributions made by us to Dr. Tockman’s 401(k) account.

(11)          In fiscal 2018, consists of $15,827 in supplemental health plan expenses reimbursed by us, $274 in group life insurance paid by us, $326 in long-term care insurance premiums paid by us and $6,781 in matching contributions made by us to Mr. Wood’s 401(k) account. In fiscal 2017, consists of $14,357 in supplemental health plan expenses reimbursed by us, $377 in group life insurance paid by us, $244 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $5,000 in matching contributions made by us to Mr. Wood’s 401(k) account. In fiscal 2016, consists of $13,301 in supplemental health plan expenses reimbursed by us, $419 in group life insurance paid by us, $419 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $6,625 in matching contributions made by us to Mr. Wood’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation

The following table sets forth the percentage of base salary and annual cash incentive bonus that was earned by each Named Executive Officer as a percentage of total compensation for fiscal 2018.

Named Executive Officer	Base Salary As a Percentage of Total Compensation (1)	Annual Cash Incentive Bonus As a Percentage of Total Compensation (1)
Clinton H. Severson	15%	20%
Ross Taylor	14%	24%
Kenneth P. Aron, Ph.D.	15%	24%
Craig M. Tockman, DVM	16%	23%
Donald P. Wood	17%	27%

(1)            Total compensation is defined as total compensation as reported in the “Summary Compensation Table” for fiscal 2018. Included in the total compensation are long-term equity incentive awards with performance-based vesting criteria. PSUs only provide an economic benefit if the performance goals are achieved.

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

Grants of Plan-Based Awards in Fiscal 2018

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2018.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#) (3)	Awards ($) (4)
Clinton H. Severson
Annual cash incentive bonus		212,500	850,000	1,700,000
RSUs	5/1/2017							19,000	870,960
PSUs	5/1/2017				0	36,000	36,000		1,650,240
Ross Taylor
Annual cash incentive bonus		125,000	500,000	1,000,000
RSUs	5/1/2017							9,000	412,560
PSUs	5/1/2017				0	16,000	16,000		733,440
Kenneth P. Aron, Ph.D.
Annual cash incentive bonus		125,000	500,000	1,000,000
RSUs	5/1/2017							9,000	412,560
PSUs	5/1/2017				0	16,000	16,000		733,440
Craig M. Tockman, DVM
Annual cash incentive bonus		125,000	500,000	1,000,000
RSUs	5/1/2017							9,000	412,560
PSUs	5/1/2017				0	16,000	16,000		733,440
Donald P. Wood
Annual cash incentive bonus		150,000	600,000	1,200,000
RSUs	5/1/2017							9,000	412,560
PSUs	5/1/2017				0	16,000	16,000		733,440

(1)
Actual cash performance bonuses, which were approved by the Board of Directors (with Mr. Severson abstaining) upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2018, were paid within one month following the end of the quarter upon achieving the established quarterly revenues and/or quarterly income before income tax provision goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. “Threshold” refers to the minimum amount of annual bonus payable for a certain level of performance under the plan.

(2)
Awards consist of PSUs granted under, and are subject to, the terms of our 2014 Equity Incentive Plan. PSUs were subject to vesting only if both of the Performance Vesting Condition and the Service Vesting Condition were satisfied as follows:

(i) 50% shares issuable upon settlement of FY2018 PSUs upon satisfying the Performance Vesting Condition target, and time-based vesting on May 1, 2020 and

(ii) 50% shares issuable upon settlement of FY2018 PSUs upon satisfying the Performance Vesting Condition target, and time-based vesting on May 1, 2021.

(3)
Awards consist of RSUs granted under, and are subject to, the terms of our 2014 Equity Incentive Plan. The four-year time-based vesting terms of the RSUs are as follows, assuming continuous employment: 5% of the shares vest after the first year; 10% of the shares vest after the second year; 15% of the shares vest after the third year; and 70% of the shares vest after the fourth year. Additional information on PSUs granted is described above in “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation—Fiscal 2018 Equity Incentive Grants.”

(4)
Represents the fair value of the RSUs and PSUs on the date of grant, pursuant to ASC 718. See Note 15 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 30, 2018, for additional information.

Additional information on the FY2018 PSUs is described above in “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation— Fiscal 2018 Equity Incentive Grants.”

Outstanding Equity Awards at Fiscal Year End 2018

The following table shows, for the fiscal year ended March 31, 2018, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers.
		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Clinton H. Severson	4/28/2014	13,300	(2)	939,246
	4/28/2014	18,000	(3)	1,271,160
	5/4/2015	16,150	(2)	1,140,513
	5/4/2015	36,000	(3)	2,542,320
	5/2/2016	18,050	(2)	1,274,691
	5/2/2016	51,000	(3)	3,601,620
	5/1/2017	19,000	(2)	1,341,780
	5/1/2017	36,000	(3)	2,542,320

Ross Taylor	10/23/2014	7,000	(2)	494,340
	5/4/2015	7,650	(2)	540,243
	5/4/2015	16,000	(3)	1,129,920
	5/2/2016	8,550	(2)	603,801
	5/2/2016	16,000	(3)	1,129,920
	5/1/2017	9,000	(2)	635,580
	5/1/2017	16,000	(3)	1,129,920

Kenneth P. Aron, Ph.D.	4/28/2014	6,300	(2)	444,906
	4/28/2014	12,000	(3)	847,440
	5/4/2015	7,650	(2)	540,243
	5/4/2015	24,000	(3)	1,694,880
	5/2/2016	8,550	(2)	603,801
	5/2/2016	16,000	(3)	1,129,920
	5/1/2017	9,000	(2)	635,580
	5/1/2017	16,000	(3)	1,129,920

Craig M. Tockman, DVM	4/28/2014	6,300	(2)	444,906
	4/28/2014	8,000	(3)	564,960
	5/4/2015	7,650	(2)	540,243
	5/4/2015	24,000	(3)	1,694,880
	5/2/2016	8,550	(2)	603,801
	5/2/2016	16,000	(3)	1,129,920
	5/1/2017	9,000	(2)	635,580
	5/1/2017	16,000	(3)	1,129,920

Donald P. Wood	4/28/2014	6,300	(2)	444,906
	4/28/2014	12,000	(3)	847,440
	5/4/2015	7,650	(2)	540,243
	5/4/2015	24,000	(3)	1,694,880
	5/2/2016	8,550	(2)	603,801
	5/2/2016	16,000	(3)	1,129,920
	5/1/2017	9,000	(2)	635,580
	5/1/2017	16,000	(3)	1,129,920

(1)
The value of the equity award is based on the closing price of our common stock of $70.62 on March 30, 2018, the last day of trading for our fiscal year ended March 31, 2018 as reported on the Nasdaq Global Market.

(2)
The four-year vesting terms of the RSUs are as follows, assuming continuous employment: 5% of the shares vest after the first year; 10% of the shares vest after the second year; 15% of the shares vest after the third year; and 70% of the shares vest after the fourth year. Additional information on RSUs granted during fiscal 2018 is described above in “Compensation Discussion and Analysis—Executive Compensation Components—Long-Term Equity Incentive Compensation—Fiscal 2018 Equity Incentive Grants.”

(3)
The RSUs vest upon satisfying both performance and service criteria. On April 25, 2018, the Compensation Committee determined that Abaxis’ income from continuing operations before income tax provision for fiscal 2018 was above of the performance target and accordingly, because the performance criteria were achieved during fiscal 2018, the FY2018 PSUs became eligible to vest in full, if each executive officer provides continuous employment through the vest date on the third and fourth year following the date of grant.

Option Exercises and Stock Vested in Fiscal 2018

The following table shows all shares of common stock acquired from and the value realized upon vesting of all stock awards held by our Named Executive Officers during fiscal 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Clinton H. Severson	37,000	1,699,880
Ross Taylor	2,850	137,364
Kenneth P. Aron, Ph.D.	21,000	964,440
Craig M. Tockman, DVM	14,550	680,658
Donald P. Wood	21,000	964,440

(1)	The value realized on vesting of RSUs equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

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

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause or he resigned for good cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2018, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2018. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

The following table includes an estimate of the potential compensation and benefits payable to our Named Executive Officers, in certain termination and change of control situations, assuming that the involuntary termination, change in controls or involuntary termination without cause following a change in control, respectively, occurred on March 31, 2018.

For additional details regarding the interests of our Named Executive Officers in the Merger and the compensation that may be payable to our Named Executive Officers in connection with the Merger, please refer to Merger Proxy Statement.

Executive Benefits and Payments Upon Separation	Involuntary Termination (1)		Change In Control (No Termination)		Involuntary Termination Without Cause Following a Change In Control (2)
Clinton H. Severson
Salary and bonus	$2,850,000		-		$2,850,000
Vesting of RSUs	$4,696,230	(3)	$4,696,230	(3)	$4,696,230	(3)
Vesting of PSUs	$9,957,420	(3)	$9,957,420	(3)	$9,957,420	(3)
Health and welfare benefits	$16,074	(4)	-		$16,074	(4)
Excise tax reimbursement and related gross up	-		-		$0	(5)
Total	$17,519,724		$14,653,650		$17,519,724
Ross Taylor
Salary and bonus	-		-		$1,515,000
Vesting of RSUs	-		-		$2,273,964	(3)
Vesting of PSUs	-		-		$3,389,760	(3)
Health and welfare benefits	-		-		$46,124	(6)
Excise tax reimbursement and related gross up	-		-		-	(7)
Total	-		-		$7,224,848	(8)
Kenneth P. Aron, Ph.D.
Salary and bonus	-		-		$1,597,400
Vesting of RSUs	-		$2,224,530	(3)	$2,224,530	(3)
Vesting of PSUs	-		$4,802,160	(3)	$4,802,160	(3)
Health and welfare benefits	-		-		$46,808	(6)
Excise tax reimbursement and related gross up	-		-		$0	(5)
Total	-		$7,026,690		$8,670,898
Craig M. Tockman, DVM
Salary and bonus	-		-		$1,597,400
Vesting of RSUs	-		-		$2,224,530	(3)
Vesting of PSUs	-		-		$4,519,680	(3)
Health and welfare benefits	-		-		$47,102	(6)
Excise tax reimbursement and related gross up	-		-		-	(7)
Total	-		-		$8,388,712	(8)
Donald P. Wood
Salary and bonus	-		-		$1,921,000
Vesting of RSUs	-		$2,224,530	(3)	$2,224,530	(3)
Vesting of PSUs	-		$4,802,160	(3)	$4,802,160	(3)
Health and welfare benefits	-		-		$32,200	(6)
Excise tax reimbursement and related gross up	-		-		$0	(5)
Total	-		$7,026,690		$8,979,890

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

(3)
The values of the RSUs and PSUs assume that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $70.62 on March 30, 2018, the last day of trading for our fiscal year ended March 31, 2018 as reported on the Nasdaq Global Market.

(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability, life insurance and long-term care benefits.

(5)
For purposes of computing the Excise Tax reimbursement and related gross up payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2014 through 2018. No Excise Tax reimbursement or related gross up is estimated for Mr. Severson, Dr. Aron or Mr. Wood because the payment or benefit they may receive that would be a “parachute payment” within the meaning of 280G of the Code is estimated to be less than the Code safe harbor limit and thus not subject to Excise Tax.

(6)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.

(7)	Mr. Taylor and Dr. Tockman do not receive an excise tax reimbursement or related gross-up benefit.

(8)
Pursuant to the “best after tax” provision of the Severance Plan, as adjusted by each of Mr. Taylor’s and Dr. Tockman’s respective offer letters, any payment or benefit each may receive that would be a “parachute payment” within the meaning of 280G of the Code subject to an Excise Tax imposed under Section 4999 of the Code will be either paid in full and subject to such Excise Tax or cut back to an amount that will not trigger the Excise Tax, whichever results in the greatest economic benefit to the participant. Based on this provision, Mr. Taylor would have received the greatest economic benefit to receive his full severance amount and personally pay his Excise Tax liability. Dr. Tockman would have received the greatest economic benefit by reducing his payment of approximately $97,000.  The estimated Excise Tax liability that Mr. Taylor and Dr. Tockman would have been responsible for personally paying was $579,000 and $559,000, respectively.

Pay Ratio Disclosure

Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee, as well as the ratio of the annual total compensation of our median employee as compared to the annual total compensation of our CEO (“CEO Pay Ratio”). To identify our median employee, we used the following methodology:

•	To determine our total population of employees, we included all full-time employees as of March 31, 2018.

•
To identify our median employee from our employee population, we calculated the aggregate amount of each employee’s fiscal 2018 base salary (using the hours worked and overtime actually paid during fiscal 2018 for hourly employees and actual salary paid for our remaining employees), annual cash incentive awards earned during fiscal 2018, and the value of equity awards granted in fiscal 2018 using the same methodology we use for estimating the value of the equity awards granted to our named executive officers and reported in our Summary Compensation Table.

•	In making this determination, compensation of employees who were employed by us for less than the entire calendar year were not annualized.

•	Compensation paid in foreign currencies was converted to U.S. dollars based on the average exchange rates during fiscal 2018

Using this approach, we determined our median employee and then calculated the annual total compensation of this employee for fiscal 2018 in accordance with the requirements of the Summary Compensation Table.

For fiscal 2018, the median of the annual total compensation of our employees (other than our CEO) was $74,408 and the annual total compensation of our CEO, as reported in the Summary Compensation Table included in this Annual Report on Form 10-K/A, was $3,897,269. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 52 to 1.

The CEO Pay Ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, stockholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.

Neither the Compensation Committee nor our management used our CEO Pay Ratio measure in making compensation decisions.

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2018.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Total ($)
Vernon E. Altman	37,750	252,120	289,870
Richard J. Bastiani, Ph.D.	38,250	252,120	290,370
Michael D. Casey	30,750	252,120	282,870
Henk J. Evenhuis	42,250	252,120	294,370
Prithipal Singh, Ph.D.	36,750	252,120	288,870

(1)
Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of Abaxis and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)
Each non-employee director listed in the table above was granted an award of 5,500 RSUs on May 1, 2017 under our 2014 Plan. Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718. Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a RSU award). For a discussion of the assumptions used in determining the fair value of awards of RSUs in the above table, see Note 15 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on May 30, 2018. No stock awards were forfeited by our non-employee directors during fiscal 2018.

(3)	As of March 31, 2018, each of our non-employee directors held 5,500 shares subject to outstanding RSUs.

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

Cash Compensation Paid to Board Members

During fiscal 2018, all non-employee directors received an annual retainer of $15,000, pro-rated based on the period of services provided by the non-employee director. The non-employee Chairs of our Audit Committee, Compensation Committee and Nominating Committee received an annual supplement of $13,500, $7,500, and $5,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. Mr. Altman is our lead independent director and receives an annual supplement of $7,000 in connection therewith. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive equity awards under our equity compensation plans, as applicable, but such awards are discretionary and not automatic. In fiscal 2018, 2017 and 2016, each non-employee director received an annual equity award of 5,500, 5,500 and 5,000 RSUs, respectively, under our equity compensation plans, as applicable, for the services provided by the non-employee director during the respective period. Each RSU represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each RSU award will vest in full 12 months after the grant date. Under the terms of the 2005 Plan and of the director awards under the 2014 Plan, the vesting of each non-employee director RSU award will also be accelerated in full in the event of a “change in control,” as defined in the applicable equity compensation plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 26, 2018 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) holders of at least 5% of our common stock. The information in the table below regarding the beneficial owners of 5% or more of our common stock is based on our review of Schedule 13D and Schedule 13G filings with the Securities and Exchange Commission.

The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Beneficially Owned (1)
5% Holders:
Brown Capital Management, LLC (3)	1,104,822	4.83%
Kayne Anderson Rudnick Investment Management, LLC (4)	3,664,960	16.02%
PRIMECAP Management Company (5)	2,217,300	9.69%
BlackRock, Inc. (6)	2,828,850	12.37%
The Vanguard Group, Inc. (7)	2,075,656	9.08%
Named Executive Officers: (2)
Clinton H. Severson +	584,041	2.55%
Kenneth P. Aron, Ph.D. (8)	115,499	0.51%
Donald P. Wood	65,551	0.29%
Craig M. Tockman, DVM	25,678	0.11%
Ross Taylor	15,500	0.07%
Outside Directors: (2)
Richard J. Bastiani, Ph.D. (9)	57,700	0.25%
Prithipal Singh, Ph.D.	26,500	0.12%
Michael D. Casey	29,200	0.13%
Vernon E. Altman	32,303	0.14%
Henk J. Evenhuis	18,900	0.08%
Executive officers and directors as a group (11 persons)	1,040,822	4.55%

* Less than 1%.

+ Mr. Severson is also a director.

(1)
The percentages shown in this column are calculated based on 22,870,967 shares of common stock outstanding on June 26, 2018 and include shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the vesting of RSUs and PSUs.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)
Based on information set forth in a Schedule 13G/A filed with the SEC on June 8, 2018 by Brown Capital Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 868,218 and 1,104,822, of the reported shares, respectively. All of the reported shares are owned by various investment advisory clients of Brown Capital Management, LLC, which is deemed to be a beneficial owner of those shares pursuant to Rule 13d-3 under the Exchange Act, due to its discretionary power to make investment decisions over such shares for its clients and/or its ability to vote such shares. The business address for Brown Capital Management, LLC is 1201 North Calvert Street, Baltimore, MD 21202.

(4)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2018 by Kayne Anderson Rudnick Investment Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 2,098,660 of the reported shares and shared power to vote and dispose of 1,566,300 of the reported shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(5)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 27, 2018 by PRIMECAP Management Company, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) and a church plan that is excluded from the definition of an investment company under section 3(c)(14) of the Investment Company Act of 1940 reporting sole power to vote and dispose of 2,066,300 and 2,217,300 of the reported shares, respectively. The business address for PRIMECAP Management Company is 177 E. Colorado Boulevard, 11th Floor, Pasadena, CA 91105.

(6)
Based on information set forth in a Schedule 13G/A filed with the SEC on January 19, 2018 by BlackRock, Inc., a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G), reporting sole power to vote and dispose of 2,775,662 and 2,828,850 of the reported shares, respectively. The business address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(7)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 8, 2018 by The Vanguard Group, Inc., an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 42,572 and 2,031,580 of the reported shares, respectively; and shared power to vote and dispose of 3,202 and 44,076 of the reported shares, respectively. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 40,874 of the reported shares and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 4,900 of the reported shares. The business address for The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.

(8)	Includes:

•	114,999 shares held by Dr. Aron; and
•	500 shares held by Mrs. Aron’s IRA.

(9)	Includes:

•	57,400 shares held by Dr. Bastiani; and
•	300 shares held by Dr. Bastiani’s wife.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2018, Abaxis had two equity incentive plans, the 2005 Plan and the 2014 Plan, under which our equity securities are authorized for issuance to our employees, directors and consultants. Each of these plans was approved by our shareholders.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock. As of March 31, 2018, there were no warrants outstanding to purchase common stock.

The following table provides aggregate information as of March 31, 2018 regarding (i) outstanding unvested RSUs and PSUs and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by our shareholders:
Equity Incentive Plan (2)	1,132,509	$0.00	(3)	990,699
Equity compensation plans not approved by our shareholders:
Warrants to purchase common stock	—	—		—
Total:	1,132,509	$0.00	(3)	990,699

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

For the fiscal years ended March 31, 2018 and 2017, our independent registered public accounting firm, BPM LLP billed the approximate fees set forth below. All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2018	2017
Audit Fees (1)	$889,000	$782,000
Audit-Related Fees (2)	45,000	28,000
Tax Fees	—	—
All Other Fees	—	—
Total All Fees	$934,000	$810,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly condensed consolidated financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In fiscal 2018, services included attestation services related to Abaxis’ tax deferral savings plan and financial due diligence services related to the Merger with Zoetis. In fiscal 2017, services included attestation services related to Abaxis’ tax deferral savings plan.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following financial statements, schedules and exhibits are filed as part of this report:

1.	Financial Statements - The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of the Original 10-K.

2.	Financial Statement Schedules –

•	Schedule II – Valuation and Qualifying Accounts and Reserves is included in the Original 10-K.

•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the consolidated financial statements or notes thereto.

3.	Exhibits - The exhibits listed below on the Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Exhibit Index

Exhibit No.	Description of Document

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

21.1	Subsidiaries of Abaxis, Inc. (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 21.1 to the Original 10-K and incorporated herein by reference).
23.1
Consent of BPM LLP, Independent Registered Public Accounting Firm (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 23.1 to the Original 10-K and incorporated herein by reference).

24.1	Power of Attorney (included on the Signature Page to the Original 10-K and incorporated herein by reference).
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 31.1 to the Original 10-K and incorporated herein by reference).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 31.2 to the Original 10-K and incorporated herein by reference).

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 32.1 to the Original 10-K and incorporated herein by reference).

32.2#
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 32.2 to the Original 10-K and incorporated herein by reference).

101.INS	XBRL Instance Document (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 101.INS to the Original 10-K and incorporated herein by reference).
101.SCH	XBRL Taxonomy Extension Schema Document (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 101.SCH to the Original 10-K and incorporated herein by reference).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 101.CAL to the Original 10-K and incorporated herein by reference).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 101.LAB to the Original 10-K and incorporated herein by reference).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 101.PRE to the Original 10-K and incorporated herein by reference).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed with the Securities and Exchange Commission on May 30, 2018 as Exhibit 101.DEF to the Original 10-K and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2018.

ABAXIS, INC.

By:	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Clinton H. Severson	Chief Executive Officer and Director	July 30, 2018
	Clinton H. Severson	(Principal Executive Officer)

	/s/ Ross Taylor	Chief Financial Officer and Vice President of Finance	July 30, 2018
	Ross Taylor	(Principal Financial and Accounting Officer)

	*	Director	July 30, 2018
Vernon E. Altman

	*	Director	July 30, 2018
Richard J. Bastiani, Ph.D.

	*	Director	July 30, 2018
Michael D. Casey

	*	Director	July 30, 2018
Henk J. Evenhuis

	*	Director	July 30, 2018
Prithipal Singh, Ph.D.

*By:	/s/ Clinton H. Severson
Clinton H. Severson As Attorney-in-Fact